Form 10-Q
period 2016-03-31
Black Stone Minerals, L.P.
filed 2016-05-10
CIK 1621434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 6, 2016, there were 96,531,540 common limited partner units, 95,189,076 subordinated limited partner units, and 52,691 preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,013	$13,233
Accounts receivable	44,370	41,246
Commodity derivative assets	46,851	48,260
Prepaid expenses and other current assets	1,052	856
TOTAL CURRENT ASSETS	97,286	103,595
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $530,580 and $524,563 at March 31, 2016 and December 31, 2015, respectively	2,509,472	2,482,211
Accumulated depreciation, depletion, amortization, and impairment	(1,571,587)	(1,543,796)
Oil and natural gas properties, net	937,885	938,415
Other property and equipment, net of accumulated depreciation of $14,676 and $14,660 at March 31, 2016 and December 31, 2015, respectively	168	179
NET PROPERTY AND EQUIPMENT	938,053	938,594
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	10,504	19,247
TOTAL ASSETS	$1,045,843	$1,061,436
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,127	$5,036
Accrued liabilities	48,789	58,003
TOTAL CURRENT LIABILITIES	52,916	63,039
LONG-TERM LIABILITIES
Credit facility	116,000	66,000
Accrued incentive compensation	3,849	7,902
Deferred revenue	3,054	3,257
Asset retirement obligations	10,972	10,585
TOTAL LIABILITIES	186,791	150,783
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity - redeemable preferred units, 53 and 77 units outstanding at March 31, 2016 and December 31, 2015, respectively	54,001	79,162
EQUITY
Partners' equity - general partner interest	—	—
Partners' equity - common units, 96,861 and 96,162 units outstanding at March 31, 2016 and December 31, 2015, respectively	561,860	574,648
Partners' equity - subordinated units, 95,189 and 95,057 units outstanding at March 31, 2016 and December 31, 2015, respectively	242,078	255,699
Noncontrolling interests	1,113	1,144
TOTAL EQUITY	805,051	831,491
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,045,843	$1,061,436

The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
REVENUE
Oil and condensate sales	$27,248	$36,163
Natural gas and natural gas liquids sales	25,112	31,640
Gain on commodity derivative instruments	10,626	19,647
Lease bonus and other income	1,395	3,611
TOTAL REVENUE	64,381	91,061
OPERATING (INCOME) EXPENSE
Lease operating expense	4,889	6,133
Production costs and ad valorem taxes	7,062	8,256
Exploration expense	8	39
Depreciation, depletion and amortization	21,721	27,891
Impairment of oil and natural gas properties	6,096	13,467
General and administrative	17,401	14,818
Accretion of asset retirement obligations	274	271
Gain on sale of assets, net	(4,680)	(7)
TOTAL OPERATING EXPENSE	52,771	70,868
INCOME FROM OPERATIONS	11,610	20,193
OTHER INCOME (EXPENSE)
Interest and investment income	153	1
Interest expense	(1,048)	(2,945)
Other income	34	50
TOTAL OTHER EXPENSE	(861)	(2,894)
NET INCOME	10,749	17,299
NET INCOME ATTRIBUTABLE TO PREDECESSOR	—	(17,299)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS SUBSEQUENT TO INITIAL PUBLIC OFFERING	(2)	—
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	(1,804)	—
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	$8,943	$—
ALLOCATION OF NET INCOME SUBSEQUENT TO INITIAL PUBLIC OFFERING ATTRIBUTABLE TO:
General partner interest	$—
Common units	8,320
Subordinated units	623
	$8,943
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.09
Weighted average common units outstanding (basic)	96,484
Per subordinated unit (basic)	$0.01
Weighted average subordinated units outstanding (basic)	94,995
Per common unit (diluted)	$0.09
Weighted average common units outstanding (diluted)	96,752
Per subordinated unit (diluted)	$0.01
Weighted average subordinated units outstanding (diluted)	94,995
DISTRIBUTIONS DECLARED AND PAID SUBSEQUENT TO INITIAL PUBLIC OFFERING:
Per common unit	$0.2625
Per subordinated unit	$0.18375

The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2015	96,162	95,057	$574,648	$255,699	$1,144	$831,491
Restricted units granted, net of forfeitures	754	(38)	—	—	—	—
Equity-based compensation	—	—	5,324	576	—	5,900
Conversion of redeemable preferred units	184	241	2,625	3,439	—	6,064
Repurchases of common and subordinated units	(239)	(71)	(3,393)	(808)	—	(4,201)
Distributions	—	—	(25,413)	(17,451)	(33)	(42,897)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(251)	—	—	(251)
Net income	—	—	9,229	1,518	2	10,749
Distributions on redeemable preferred units	—	—	(909)	(895)	—	(1,804)
BALANCE AT MARCH 31, 2016	96,861	95,189	$561,860	$242,078	$1,113	$805,051

The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,749	$17,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	21,721	27,891
Impairment of oil and natural gas properties	6,096	13,467
Accretion of asset retirement obligations	274	271
Amortization of deferred charges	197	241
Gain on commodity derivative instruments	(10,626)	(19,647)
Net cash received on settlement of commodity derivative instruments	20,581	17,450
Equity-based compensation	5,900	1,243
Gain on sale of assets, net	(4,680)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(3,039)	23,298
Prepaid expenses and other current assets	(196)	(365)
Accounts payable and accrued liabilities	(20,814)	(6,620)
Deferred revenue	(203)	(104)
Settlement of asset retirement obligations	(54)	(58)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,906	74,359
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and natural gas properties	(25,110)	(13,612)
Purchase of other property and equipment	(5)	—
Proceeds from the sale of oil and natural gas properties	33	406
Acquisitions of oil and natural gas properties	(10,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(35,082)	(13,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments related to initial public offering costs	—	(1,620)
Borrowings under senior line of credit	61,000	34,000
Repayments of borrowings under senior line of credit	(11,000)	(39,000)
Distributions to Predecessor unitholders	—	(56,431)
Distributions to Black Stone Minerals, L.P. common and subordinated unitholders	(42,864)	—
Distributions to preferred unitholders	(1,946)	(3,962)
Distributions to noncontrolling interests	(33)	(52)
Repurchases of common and subordinated units	(4,201)	(523)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	956	(67,588)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,220)	(6,435)
CASH AND CASH EQUIVALENTS - beginning of the period	13,233	14,803
CASH AND CASH EQUIVALENTS - end of the period	$5,013	$8,368
SUPPLEMENTAL DISCLOSURE
Interest paid	$829	$2,664

The accompanying notes are an integral part of these consolidated financial statements.

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

In addition to mineral interests, which make up the vast majority of the asset base, the Partnership’s assets also include nonparticipating and overriding royalty interests. All of these interests are non-cost-bearing and are collectively referred to as “mineral and royalty interests.” As of March 31, 2016, the Partnership’s mineral and royalty interests were located in most of the major onshore oil and natural gas producing basins spread across 41 states and 61 onshore oil and natural gas producing basins of the continental United States. The Partnership also owns non-operated working interests in certain oil and natural gas properties.

Basis of presentation: The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements for the year ended December 31, 2015, which are included in the Partnership’s 2015 Annual Report on Form 10-K. The financial statements include the consolidated results of the Partnership. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior periods presented to conform to the current period financial statement presentation. The reclassifications have no effect on the consolidated financial position, results of operations, or cash flows of the Partnership. In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for the periods presented have been reflected. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Segment reporting: The Partnership operates in a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Partnership’s chief executive officer has been determined to be the chief operating decision maker and allocates resources and assesses performance based upon financial information at the consolidated level.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2015, 2014, and 2013 included in the Partnership’s 2015 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2016.

New accounting pronouncements: In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new accounting guidance creates a framework under which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation, and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017 instead of December 15, 2016 for public entities. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and lease liabilities classified as operating leases on the balance sheet. The amendment will be effective for reporting periods beginning on or after December 15, 2018, and early adoption is permitted. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent put and call options in debt instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2016, and early adoption is permitted. The Partnership does not expect that the impact of adopting this guidance will be material to the Partnership’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2017, and early adoption is not permitted. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

NOTE 3—ASSET RETIREMENT OBLIGATIONS

The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with the Partnership’s working-interest oil and natural gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Partnership estimates the ultimate productive life of its properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. The following table describes changes to the Partnership’s ARO liability during the period:

For the three months ended
March 31, 2016
(In thousands)
Beginning asset retirement obligations	$10,585
Liabilities incurred	167
Liabilities settled	(54)
Accretion expense	274
Ending asset retirement obligations	$10,972

NOTE 4—DERIVATIVES AND FINANCIAL INSTRUMENTS

The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses derivative instruments. From time to time, such instruments may include fixed-price-swap contracts, fixed price contracts, costless collars, and other contractual arrangements. The Partnership does not enter into derivative instruments for speculative purposes.

As of March 31, 2016, the Partnership’s open derivative contracts only consisted of fixed-price-swap contracts. A fixed-price-swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. The Partnership will receive from, or pay to, the counterparty the difference between the fixed-swap price and the market price on the settlement date. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. All derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015. See Note 5 – Fair Value Measurement for further discussion.

The table below summarizes the fair value and classification of the Partnership’s derivative instruments:

As of March 31, 2016
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$48,415	$(1,564)	$46,851
Long-term asset	Deferred charges and other long-term assets	7,728	—	7,728
Total assets		$56,143	$(1,564)	$54,579
Liabilities:
Current liability	Commodity derivative liabilities	$1,564	$(1,564)	$—
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$1,564	$(1,564)	$—

As of December 31, 2015
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$48,260	$—	$48,260
Long-term asset	Deferred charges and other long-term assets	16,274	—	16,274
Total assets		$64,534	$—	$64,534
Liabilities:
Current liability	Commodity derivative liabilities	$—	$—	$—
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$—	$—	$—

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Partnership’s commodity derivative instruments (both assets and liabilities) are as follows:

	For the three months ended March 31,
Derivatives not designated as hedging instruments	2016	2015
	(In thousands)
Beginning fair value of commodity derivative instruments	$64,534	$37,471
Gain on oil derivative instruments	2,926	13,019
Gain on natural gas derivative instruments	7,700	6,628
Net cash received on settlements of oil derivative instruments	(12,572)	(11,509)
Net cash received on settlements of natural gas derivative instruments	(8,009)	(5,941)
Net change in fair value of commodity derivative instruments	(9,955)	2,197
Ending fair value of commodity derivative instruments	$54,579	$39,668

The Partnership had the following open derivative contracts for oil as of March 31, 2016:

	Volume	Weighted Average	Range (Per Bbl)
Period and Type of Contract	(Bbl)	(Per Bbl)	Low	High
Oil Swap Contracts:
Q1 2016	193,000	$52.47	$29.07	$61.34
Q2 2016	536,000	53.57	31.25	61.96
Q3 2016	489,000	55.30	34.41	62.53
Q4 2016	448,000	56.92	36.31	63.07
FY 2017	703,000	58.50	52.73	63.65

 The Partnership had the following open derivative contracts for natural gas as of March 31, 2016:

	Volume	Weighted Average	Range (Per MMBtu)
Period and Type of Contract	(MMBtu)	(Per MMBtu)	Low	High
Natural Gas Swap Contracts:
Q2 2016	7,210,000	$2.94	$2.03	$3.14
Q3 2016	6,610,000	3.02	2.23	3.17
Q4 2016	5,950,000	3.17	2.29	3.41
FY 2017	9,650,000	3.33	3.14	3.52

The Partnership entered into the following derivative contracts for oil subsequent to March 31, 2016:

	Volume	Weighted Average	Range (Per Bbl)
Period and Type of Contract	(Bbl)	(Per Bbl)	Low	High
Oil Swap Contracts:
Q2 2016	22,000	$44.31	$43.87	$44.68
Q3 2016	36,000	45.46	45.03	46.16
Q4 2016	30,000	46.36	45.87	47.09

The Partnership entered into the following derivative contracts for natural gas subsequent to March 31, 2016:

	Volume	Weighted Average	Range (Per MMBtu)
Period and Type of Contract	(MMBtu)	(Per MMBtu)	Low	High
Natural Gas Swap Contracts:
Q2 2016	380,000	$2.12	$2.05	$2.18
Q3 2016	710,000	2.33	2.26	2.40
Q4 2016	620,000	2.63	2.41	2.90

NOTE 5—FAIR VALUE MEASUREMENT

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2016 or the year ended December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 – Derivatives and Financial Instruments for further discussion.

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty
	Level 1	Level 2	Level 3	Netting	Total
	(In thousands)
As of March 31, 2016
Financial Assets
Commodity derivative instruments	$—	$56,143	$—	$(1,564)	$54,579
Financial Liabilities
Commodity derivative instruments	—	1,564	—	(1,564)	—
As of December 31, 2015
Financial Assets
Commodity derivative instruments	$—	$64,534	$—	$—	$64,534
Financial Liabilities
Commodity derivative instruments	—	—	—	—	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.

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

Oil and natural gas properties are measured at fair value on a nonrecurring basis using the income approach when assessing for impairment. Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties.

The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of March 31, 2016 or December 31, 2015.

The following table presents information about the Partnership’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using			Net Book
	Level 1	Level 2	Level 3	Value[1]	Impairment
	(In thousands)
Three Months Ended March 31, 2016
Impaired oil and natural gas properties	$—	$—	$2,499	$8,595	$6,096
Three Months Ended March 31, 2015
Impaired oil and natural gas properties	$—	$—	$17,826	$31,293	$13,467

[1]	Amount represents net book value at the date of assessment.

The Partnership evaluates impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership compares the undiscounted projected future cash flows expected to the carrying amount to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing and amount of future production, future capital expenditures, and a risk-adjusted discount rate.

The estimated carrying value of all debt as of March 31, 2016 and December 31, 2015 approximated the fair value due to variable market rates of interest. These fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The carrying value of receivables and payables approximate fair value due to the short-term nature of the instruments.

NOTE 6—CREDIT FACILITY

The Partnership maintains a senior secured revolving credit agreement (the “Senior Line of Credit”). The Senior Line of Credit has a maximum credit amount of $1.0 billion. On October 28, 2015, the Senior Line of Credit was amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. The amount of the borrowing base is derived from the value of the Partnership’s oil and natural gas properties determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The borrowing base was $550.0 million at March 31, 2016. The Partnership’s semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base to $450.0 million, effective April 15, 2016. Drawings on the Senior Line of Credit are used for the acquisition of oil and natural gas properties and for other general business purposes.

Borrowings under the Senior Line of Credit bear interest at LIBOR plus a margin between 1.50% and 2.50%, or the Prime rate plus a margin between 0.50% and 1.50%, with the margin depending on the borrowing base utilization percentage of the loan, as detailed in the table below. The prime rate is determined to be the higher of the financial institution’s prime rate or the federal funds effective rate plus 0.50% per annum.

	Borrowing Base Utilization
Borrowing type	<25%	≥25% <50%	≥50% <75%	≥75% <90%	≥90%
Eurodollar Margin	1.50%	1.75%	2.00%	2.25%	2.50%
Base Rate Margin	0.50%	0.75%	1.00%	1.25%	1.50%

The weighted-average interest rate of the Senior Line of Credit was 2.12% and 1.92% as of March 31, 2016 and December 31, 2015, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Senior Line of Credit is secured by substantially all of the Partnership’s producing oil and natural gas assets.

The Senior Line of Credit contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Senior Line of Credit requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of March 31, 2016, the Partnership was in compliance with all financial covenants for the Senior Line of Credit.

The aggregate principal balance outstanding was $116.0 million and $66.0 million at March 31, 2016 and December 31, 2015, respectively. The unused portion of the available borrowings under the Senior Line of Credit was $434.0 million and $484.0 million at March 31, 2016 and December 31, 2015, respectively. Given additional borrowings that have occurred since March 31, 2016, the unused portion of the available borrowings under the Senior Line of Credit was $323.0 million as of the borrowing base redetermination on April 15, 2016.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2016 will be resolved without material adverse effect on the Partnership’s financial condition or operations.

NOTE 8—INCENTIVE COMPENSATION

On January 12, 2016, each non-employee director on the Board of Directors of the Partnership’s general partner (the “Board”) was granted 12,368 fully vested common units for service during 2015. On February 19, 2016, the Compensation Committee of the Board approved a grant of awards to each of the Partnership’s executive officers and certain other employees. These awards consisted of restricted common units and restricted performance units (in the form of phantom units) with distribution equivalent rights. The grants included 717,654 restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2019. The holders of restricted common unit awards have all of the rights of a common unitholder, including non-forfeitable distribution rights with respect to their restricted common units. The grant-date fair value of these awards, net of estimated forfeitures, is recognized ratably using the straight-line attribution method. The Compensation Committee of the Board also approved a grant of 717,654 restricted performance units that are subject to both performance-based and service-based vesting provisions. The number of common units issued to a recipient upon vesting of a restricted performance unit will be calculated based on performance against certain metrics that relate to the Partnership’s average performance over each calendar year during the performance period commencing January 1, 2016. The target number of common units subject to each restricted performance unit is one; however, based on the achievement of performance criteria, the number of common units that may be received in settlement of each restricted performance unit can range from zero to two times the target number. The restricted performance units are eligible to become earned at the end of the performance period on December 31, 2018.  Compensation expense related to the restricted performance unit awards is determined by multiplying the number of common units underlying such awards that, based on the Partnership’s estimate, are likely to vest, by the grant-date fair value and recognized using the accelerated attribution method. Distribution equivalent rights for the restricted performance unit awards that are expected to vest are charged to partners’ capital. The Compensation Committee of the Board also approved the dollar-value targets for performance-based short-term incentive compensation for executive officers of the Partnership and certain other employees. The Partnership expects to ultimately settle the authorized awards at the end of the performance period in common units of the Partnership.

The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
Incentive compensation expense	2016	2015
	(In thousands)
Cash—long-term incentive plan	$1,850	$3,451
Equity-based compensation—restricted common and subordinated units	2,743	1,282
Equity-based compensation—restricted performance units	2,613	—
Board of Directors incentive plan	481	481
Total incentive compensation expense	$7,687	$5,214

NOTE 9—REDEEMABLE PREFERRED UNITS

The Partnership had 52,691 and 77,216 preferred units outstanding with a carrying value of $54.0 million and $79.2 million as of March 31, 2016 and December 31, 2015, respectively. The aforementioned amounts included accrued distributions of $1.3 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively. The redeemable preferred units are classified as mezzanine equity on the consolidated balance sheets since redemption is outside the control of the Partnership. The preferred units are entitled to an annual distribution of 10% of the funded capital of the preferred units, payable on a quarterly basis in arrears.

The preferred units are convertible into common and subordinated units at any time at the option of the preferred unitholders. The preferred units have an adjusted conversion price of $14.2683 and an adjusted conversion rate of 30.3431 common units and 39.7427 subordinated units per preferred unit, which reflects the reverse split described in Note 1 – Business and Basis of Presentation and the capital restructuring related to the IPO. The preferred unitholders can elect to have the Partnership redeem up to 25% per year of their initial balance of preferred units at face value, plus any accrued and unpaid distributions, as of December 31 of each year from 2014 to 2017. The Partnership shall have the right, at its sole option, to redeem an amount of preferred units equal to the units being redeemed by an owner of preferred units as of each December 31. Any amount of a given year’s 25% of preferred units not redeemed as of December 31 shall automatically convert to common and subordinated units in the following year. For the three months ended March 31, 2016, 18,461 preferred units were redeemed for $19.0 million, including accrued unpaid yield, and are included in accrued liabilities on the consolidated balance sheet. For the three months ended March 31, 2016, 6,064 preferred units totaling $6.1 million were converted into 184,006 common units and 240,986 subordinated units as a result of the mandatory conversion subsequent to December 31, 2015. For the year ended December 31, 2015, 39,240 preferred units totaling $39.2 million were converted into the equivalent of 1,190,664 common units and 1,559,502 subordinated units on an adjusted basis.

NOTE 10—EARNINGS PER UNIT

The Partnership applies the two-class method for purposes of calculating earnings per unit (“EPU”). The holders of the Partnership’s restricted common and subordinated units have all the rights of a unitholder, including non-forfeitable distribution rights. As participating securities, the restricted common and subordinated units are included in the calculation of basic earnings per unit. For the periods presented, the amount of earnings allocated to these participating units was not material. Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period. The redeemable preferred units could be converted into 1.6 million common units and 2.1 million subordinated units as of March 31, 2016. At March 31, 2016, if the redeemable preferred units were converted to common and subordinated units, the effect would be anti-dilutive. Therefore, the redeemable preferred units are not included in the diluted EPU calculation. The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. As of March 31, 2016, there were 271,090 units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.

The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per unit amounts)
Net income	$10,749	$17,299
Net income attributable to Predecessor	—	(17,299)
Net income attributable to noncontrolling interests subsequent to initial public offering	(2)	—
Distributions on redeemable preferred units subsequent to initial public offering	(1,804)	—
Net income attributable to the general partner and common and subordinated units subsequent to initial public offering	$8,943	$—
Allocation of net income subsequent to initial public offering attributable to:
General partner interest	$—
Common units	8,320
Subordinated units	623
	$8,943
Net income attributable to common and subordinated units per unit:
Per common unit (basic)	$0.09
Weighted average common units outstanding (basic)	96,484
Per subordinated unit (basic)	$0.01
Weighted average subordinated units outstanding (basic)	94,995
Per common unit (diluted)	$0.09
Weighted average common units outstanding (diluted)	96,752
Per subordinated unit (diluted)	$0.01
Weighted average subordinated units outstanding (diluted)	94,995

NOTE 11—SUBSEQUENT EVENTS

On April 21, 2016, the Partnership entered into a purchase and sale agreement with Freeport-McMoRan Oil and Gas and certain of its affiliates to acquire a diverse oil and natural gas mineral asset package for $102.0 million subject to certain closing adjustments. Closing is expected to be completed during the second quarter of 2016.

On April 25, 2016, the Compensation Committee of the Board approved a resolution to change the settlement feature of certain employee long-term incentive compensation plans from cash to equity.

On May 9, 2016, the Partnership entered into a purchase and sale agreement to acquire an oil and natural gas mineral package for $35.0 million. Closing is expected to be completed during the second quarter of 2016.

On May 9, 2016, the Board approved a distribution for the period January 1, 2016 to March 31, 2016 of $0.2625 per common unit and $0.18375 per subordinated unit. Distributions will be payable on May 26, 2016 to unitholders of record at the close of business on May 19, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”

Unless the context clearly indicates otherwise, references in this Quarterly Report on Form 10-Q to “BSM,” the “Partnership,” “we,” “our,” “us,” or similar terms for time periods prior to the IPO refer to Black Stone Minerals Company, L.P. and its subsidiaries, the predecessor for accounting purposes. For time periods subsequent to the IPO, these terms refer to Black Stone Minerals, L.P. and its subsidiaries.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our Annual Report on Form 10-K.

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

As of March 31, 2016, our mineral and royalty interests were located in 41 states and 61 onshore basins in the continental United States. These non-cost-bearing interests include ownership in approximately 45,000 producing wells. We also own non-operated working interests, largely on our mineral and royalty interests. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when the oil and natural gas production from the associated acreage is sold. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

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

Acquisitions

On January 8, 2016, we acquired mineral and royalty interests in the Permian Basin for $10.0 million.

On April 21, 2016, we entered into a purchase and sale agreement with Freeport-McMoRan Oil and Gas and certain of its affiliates to acquire a diverse oil and natural gas mineral asset package for $102.0 million subject to certain closing adjustments. Closing is expected to be completed during the second quarter of 2016.

On May 9, 2016, we entered into a purchase and sale agreement to acquire an oil and natural gas mineral package for $35.0 million. Closing is expected to be completed during the second quarter of 2016.

Business Environment

The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Commodity Prices

Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. Recently, oil and natural gas prices have remained significantly below prices seen over the past five years as global concerns of long-term supply imbalances and slowing demand growth have weighed on prices. The West Texas Intermediate (“WTI”) spot price reached a low of $26.19 per Bbl on February 11, 2016, but rebounded to a recent high of $43.18 per Bbl on April 21, 2016. During the three months ended March 31, 2016, Henry Hub spot natural gas prices ranged from a low of $1.49 per MMBtu on March 4, 2016 to a high of $2.54 per MMBtu on January 11, 2016. The Henry Hub spot price settled at $1.88 per MMBtu on April 27, 2016. To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts.

The following table reflects commodity prices at the end of each quarter for the periods presented:

	2016	2015
Benchmark Prices	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$36.94	$47.72
Henry Hub spot natural gas ($/MMBtu)	$1.98	$2.65

Source: EIA

Rig Count

As we are not an operator, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The following table shows the rig count at the close of each quarter for the periods presented:

	2016	2015
U.S. Rotary Rig Count	First Quarter	First Quarter
Oil	372	813
Natural gas	92	233
Other	—	2
Total	464	1,048

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

The following table shows natural gas storage volumes by region at the close of each quarter for the periods presented:

	2016	2015
Region	First Quarter	First Quarter
	(Bcf)
East	439	255
Midwest	555	261
Mountain	147	114
Pacific	262	269
South Central	1,065	562
Total	2,468	1,461

Source: EIA

How We Evaluate Our Operations

We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;
•	commodity prices including the effect of hedges; and
•	EBITDA, Adjusted EBITDA, and cash available for distribution.

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

Commodity Prices

Factors Affecting the Sales Price of Oil and Natural Gas

The prices we receive for oil, natural gas, and natural gas liquids (“NGLs”) vary by geographical area. The relative prices of these products are determined by the factors affecting global and regional supply and demand dynamics, such as economic conditions, production levels, availability of transportation, weather cycles, and other factors. In addition, realized prices are influenced by product quality and proximity to consuming and refining markets. Any differences between realized prices and NYMEX prices are referred to as differentials. All of our production is derived from properties located in the United States. As a result of our geographic diversification, we are not exposed to concentrated differential risks associated with any single play, trend, or basin.

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

The chemical composition of crude oil plays an important role in its refining and subsequent sale as petroleum products.  As a result, variations in chemical composition relative to the benchmark crude oil, usually WTI, will result in price adjustments, which are often referred to as quality differentials. The characteristics that most significantly affect quality differentials include the density of the oil, as characterized by its American Petroleum Institute (“API”) gravity, and the presence and concentration of impurities, such as sulfur.

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

Hedging

We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. From time to time, such instruments may include fixed-price swaps, fixed-price contracts, costless collars, and other contractual arrangements. We generally employ a “rolling hedge” strategy whereby we hedge a significant portion of our proved developed producing reserves 18 to 24 months into the future. The impact of these derivative instruments could affect the amount of revenue we ultimately realize. Since 2015, we have only entered into fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap strike price; conversely, we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap strike price. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue.

Our open oil and natural gas derivative contracts as of March 31, 2016 are detailed in Note 4 – Derivatives and Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our credit agreement limits the extent to which we can hedge our future production. Under the terms of our credit agreement, we are able to hedge estimated production from our proved developed producing reserves based on our most recently completed reserve report provided to our lenders. We do not enter into derivative instruments for speculative purposes. Including derivative contracts entered into subsequent to March 31, 2016, we have hedged 97.3% and 43.7% of our available oil and condensate hedge volumes and 97.3% and 45.0% of our available natural gas hedge volumes for the remainder of 2016 and 2017, respectively.

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

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)
Net income	$10,749	$17,299
Adjustments to reconcile to Adjusted EBITDA:
Add:
Depreciation, depletion and amortization	21,721	27,891
Interest expense	1,048	2,945
EBITDA	33,518	48,135
Add:
Impairment of oil and natural gas properties	6,096	13,467
Accretion of asset retirement obligations	274	271
Equity-based compensation	5,900	1,243
Unrealized loss on commodity derivative instruments	9,955	—
Less:
Unrealized gain on commodity derivative instruments	—	(2,197)
Adjusted EBITDA	55,743	60,919
Adjustments to reconcile to cash generated from operations:
Add:
Borrowings/cash used to fund additions to and acquisitions of oil and natural gas properties	35,110	13,612
Incremental general and administrative related to initial public offering	—	227
Less:
Deferred revenue	(203)	(104)
Cash interest expense	(851)	(2,704)
Gain on sales of assets, net	(4,680)	(7)
Additions to oil and natural gas properties	(25,110)	(13,612)
Acquisitions of oil and natural gas properties	(10,000)	—
Cash generated from operations	50,009	58,331
Less:
Cash paid to noncontrolling interests	(33)	(52)
Redeemable preferred unit distributions	(1,804)	(2,909)
Cash generated from operations available for distribution on common and subordinated units and reinvestment in our business	$48,172	$55,370

Factors Affecting the Comparability of Our Financial Results

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, because we will incur higher general and administrative expenses than in prior periods as a result of operating as a publicly traded partnership. These incremental expenses include costs associated with SEC reporting requirements, including annual and quarterly reports to unitholders; tax return and Schedule K-1 preparation and distribution fees; Sarbanes-Oxley Act compliance; New York Stock Exchange listing fees; independent registered public accounting firm fees; legal fees, investor-relations activities, registrar and transfer agent fees; director-and-officer insurance; and additional compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations for periods prior to our IPO.

Results of Operations

The following table shows our production, pricing, revenues, and expenses for the periods presented:

	Three Months Ended March 31,
	2016	2015	Variance
	(Unaudited)
	(Dollars in thousands, except for realized prices and per BOE data)
Production:
Oil and condensate (MBbls)[1]	886	827	59	7.1%
Natural gas (MMcf)[1]	11,250	10,785	465	4.3%
Equivalents (MBoe)	2,761	2,625
Revenue:
Oil and condensate sales	$27,248	$36,163	$(8,915)	(24.7%)
Natural gas and natural gas liquids sales	25,112	31,640	(6,528)	(20.6%)
Gain on commodity derivative instruments	10,626	19,647	(9,021)	(45.9%)
Lease bonus and other income	1,395	3,611	(2,216)	(61.4%)
Total revenue	$64,381	$91,061
Realized prices:
Oil and condensate ($/Bbl)	$30.75	$43.73	$(12.98)	(29.7%)
Natural gas ($/Mcf)[1]	2.23	2.93	(0.70)	(23.9%)
Equivalents ($/Boe)	$18.96	$25.83
Operating expenses:
Lease operating expense	$4,889	$6,133	$(1,244)	(20.3%)
Production costs and ad valorem taxes	7,062	8,256	(1,194)	(14.5%)
Exploration expense	8	39	(31)	(79.5%)
Depreciation, depletion, and amortization	21,721	27,891	(6,170)	(22.1%)
Impairment of oil and natural gas properties	6,096	13,467	(7,371)	(54.7%)
General and administrative	17,401	14,818	2,583	17.4%
Other expense:
Interest expense	$1,048	$2,945	$(1,897)	(64.4%)
Per Boe:
Lease operating expense	$1.77	$2.34	$(0.57)	(24.4%)
Lease operating expense (per working interest Boe)	5.37	6.98	(1.61)	(23.1%)
Production costs and ad valorem taxes	2.56	3.15	(0.59)	(18.7%)
Depreciation, depletion, and amortization	7.87	10.63	(2.76)	(26.0%)
General and administrative	6.30	5.64	0.66	11.7%

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Total revenue for the quarter ended March 31, 2016 decreased compared to the quarter ended March 31, 2015. Production for the quarter ended March 31, 2016 averaged 30.3 MBoe per day, an increase of 1.2 MBoe per day compared to the corresponding period in 2015. The decrease in total revenues is primarily due to lower realized commodity prices, the impact of which totaled $19.4 million, a decrease in gains on commodity derivative instruments, and lower lease bonus as compared to the corresponding period in 2015. Higher production volumes partially offset the decrease in realized prices.

Oil and condensate sales. Oil and condensate sales during the period were lower than the first quarter of 2015 primarily due to lower realized prices. Our total oil and condensate production was higher than the first quarter of 2015, but the increased production was more than offset by the decline in realized prices. Our mineral-and-royalty-interest oil and condensate volumes accounted for 78.5% and 76.1% of total oil and condensate volumes for the quarters ended March 31, 2016 and 2015, respectively. Our mineral-and-royalty-interest oil and condensate volumes increased 10.6% in the first quarter of 2016 relative to the corresponding period in 2015, primarily driven by production increases from new wells in the Bakken/Three Forks, Eagle Ford, and Wolfcamp plays. Our working-interest oil and condensate volumes decreased by 3.9% during the first quarter of 2016 versus the same period in 2015 to 190 MBbls primarily due to normal production declines.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended March 31, 2016 as compared to the same period for 2015. A decline in the realized natural gas and NGL prices for the quarter ended March 31, 2016 versus the corresponding period in 2015 was primarily responsible for the decline in our natural gas and NGL revenues. Mineral-and-royalty-interest production accounted for 61.6% and 62.1% of our natural gas volumes for the quarters ended March 31, 2016 and 2015, respectively.

Gain on commodity derivative instruments. During the first quarter of 2016, we recognized $2.9 million of gains from oil commodity contracts, which included cash received of $12.6 million, compared to recognized gains of $13.0 million in the same period of 2015. During the first quarter of 2016, we recognized $7.7 million of gains from natural gas commodity contracts, which included cash received of $8.0 million, compared to recognized gains of $6.6 million in the same period of 2015.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. In the first quarter of 2016, we successfully closed several lease transactions in the Bone Springs/Wolfcamp, Utica, and Haynesville/Bossier plays; however, overall lease bonus for the quarter ended March 31, 2016 was lower than the same period of 2015.

Operating Expense

Lease operating expense. Lease operating expense includes normally recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2016 as compared to the same period in 2015, primarily due to lower costs associated with workover and other service-related costs.

Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2016, production costs and ad valorem taxes decreased from the quarter ended March 31, 2015, generally as a result of lower realized prices and estimated mineral reserve valuations.

Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depletion rates were updated prospectively as of December 31, 2015. Depreciation, depletion, and amortization decreased for the quarter ended March 31, 2016 as compared to the same period in 2015, primarily due to the impact of a reduced cost basis resulting from impairment charges recorded during the prior twelve months that were partially offset by higher production rates.

Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activity, unproved leasehold, and mineral interests to identify impairments. Impairments totaled $6.1 million for the quarter ended March 31, 2016 primarily due to changes in reserve values resulting from declines in future expected realizable net cash flows as a result of lower commodity prices as of March 31, 2016. There were no impairments for the first quarter of 2015.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2016, general and administrative expenses increased as compared to the same period in 2015. In 2016, costs attributable to our long-term incentive plan were $2.0 million higher than in the corresponding prior period due to the recognition of expense related to incentive compensation awards granted subsequent to our IPO. We also incurred an additional $0.7 million of legal and professional expense for the three months ended March 31, 2016 as compared to the same period in 2015.

Interest expense. Interest expense decreased due to lower borrowings under our credit facility. Outstanding borrowings during the first quarter of 2016 were lower than the first quarter of 2015 due to mid-year 2015 repayments towards our credit facility using proceeds received from our IPO.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations, borrowings under our credit facility, and proceeds from any future issuances of equity and debt. Our primary uses of cash are for distributions to our unitholders and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a nonoperated-working-interest basis in the development of our oil and natural gas properties.

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

Cash Flows

The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows provided by operating activities	$25,906	$74,359
Cash flows used in investing activities	(35,082)	(13,206)
Cash flows provided by (used in) financing activities	956	(67,588)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, lease-bonus revenue, and operating expenses. Our cash flows from operations decreased from $74.4 million for the three months ended March 31, 2015 to $25.9 million for the three months ended March 31, 2016. The decrease was primarily due to lower cash collections of $44.1 million related to lower oil and natural gas sales and lower lease bonus as compared to the corresponding period in 2015. In 2016, an increase of $3.1 million in operating cash flows related to the settlement of commodity derivative instruments partially offset the overall decrease in operating cash flows.

Investing Activities. Net cash used in investing activities increased by $21.9 million in the first three months of 2016 as compared to the corresponding period in 2015 due to an acquisition of mineral and royalty interests in the Permian Basin during the first three months of 2016 and increased capital expenditures for our working interests.

Financing Activities. For the three months ended March 31, 2016, we generated cash from financing activities as we increased our borrowings under our senior line of credit and lowered distributions as compared to the corresponding period in 2015.

Capital Expenditures

At the beginning of each calendar year, we establish a capital budget and then monitor it throughout the year. Our capital budget is created based upon our estimate of internally-generated cash flows and the ability to borrow and raise additional capital. Actual capital expenditure levels will vary, in part, based on actual cash generated, the economics of wells proposed by our operators for our participation, and the successful closing of acquisitions. The timing, size, and nature of acquisitions are unpredictable.

Our 2016 capital budget for drilling expenditures is approximately $60.0 million. Approximately 95% of our drilling capital budget will be spent in the Haynesville/Bossier and Bakken/Three Forks plays, with the remainder spent in various plays including the Wolfcamp and Wilcox plays. During the three months ended March 31, 2016, we incurred $15.6 million related to drilling and completion costs and $0.4 million related to prospect leasehold acreage, primarily in the aforementioned plays. We also spent $10.0 million on a mineral and royalty interest acquisition in the Permian Basin.

Credit Facility

On January 23, 2015, we amended and restated our $1.0 billion senior secured revolving credit agreement. Under this third amended and restated credit facility, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. On October 28, 2015, the third amended and restated credit facility was further amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. Borrowings under the third amended and restated credit facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes.  The borrowing base was $550.0 million at March 31, 2016. Our regular, semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base from $550.0 million to $450.0 million, effective April 15, 2016. Our next borrowing base redetermination is scheduled for October 2016. As of March 31, 2016, we had outstanding borrowings of $116.0 million at a weighted-average interest rate of 2.12%.

The borrowing base under the third amended and restated credit agreement is redetermined semi-annually, typically on or around April 1 and October 1 of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and gas properties consistent with the administrative agent’s normal oil and gas lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the election of two-thirds of the lenders) each have discretion once in between scheduled redeterminations, to have the borrowing base redetermined.

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

The third amended and restated credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements, as well as require the maintenance of certain financial ratios. The third amended and restated credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less; and a modified current ratio of 1.0:1.0 or greater. Distributions are not permitted if there is a default under the third amended and restated credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the third amended and restated credit facility. The lenders have the right to accelerate all of the indebtedness under the third amended and restated credit facility upon the occurrence and during the continuance of any event of default, and the third amended and restated credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2016, we were in compliance with all debt covenants.

Contractual Obligations

As of March 31, 2016, there have been no material changes to our contractual obligations previously disclosed in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Related Estimates

As of March 31, 2016, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2015 Annual Report on Form 10-K.

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Our major market risk exposure is the pricing of oil, natural gas, and natural gas liquids produced by our operators. Realized prices are primarily driven by the prevailing worldwide price for oil and U.S. spot market prices for natural gas and natural gas liquids. Prices for oil, natural gas, and natural gas liquids have been volatile for several years, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative contracts to reduce our exposure to price risk in the spot market for oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price has been based off the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 4 – Derivatives and Financial Instruments and Note 5 – Fair Value Measurement to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Commodity prices have declined in recent years. To estimate the effect of these lower prices on our reserves, we applied SEC commodity pricing for the twelve months ended December 31, 2015 and March 31, 2016 to our 2015 year-end reserves. The lower SEC commodity pricing from March 31, 2016 resulted in an approximate 2% reduction on a Boe-basis in reserves as compared to the December 31, 2015 SEC pricing scenario.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2016, we had ten counterparties, all of which are rated Baa2 or better by Moody’s. Seven of our counterparties are lenders under our credit facility.

Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2016, we had $116.0 million of outstanding borrowings under our credit facility, bearing interest at a weighted-average interest rate of 2.12%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.3 million for the three months ended March 31, 2016, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K. There has been no material change in our risk factors from those described in our 2015 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth our purchases of our common, subordinated, and preferred units during the three months ended March 31, 2016.

Purchases of Common Units

Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	26,724[1]	$14.42	—	$—
March 1 – March 31, 2016	212,118[1]	$14.18	75,688[2]	$48,934,375

Purchases of Subordinated Units

Period	Total Number of Subordinated Units Purchased	Average Price Paid Per Unit	Total Number of Subordinated Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Subordinated Units That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	38,615[1]	[3]	—	$—
March 1 – March 31, 2016	32,637[1]	[3]	—	$—

Purchases of Preferred Units

Period	Total Number of Preferred Units Purchased	Average Price Paid Per Unit	Total Number of Preferred Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Preferred Units That May Yet Be Purchased Under the Plans or Programs
March 1 – March 31, 2016	18,461	$1,026.78	18,461[4]	52,691[4]

1 Includes units withheld to satisfy tax withholding obligations upon the vesting of certain restricted common and subordinated units held by our executive officers and certain other employees.

2 On March 4, 2016, the board of directors of our general partner authorized the repurchase of up to $50.0 million in common units over the next six months. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. All or a portion of any repurchases may be made under a Rule 10b5-1 plan, which would permit common units to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to acquire any particular amount of common units and may be modified or suspended at any time and could be terminated prior to completion.

3 For tax withholding purposes, the value of the subordinated units was fixed at a discount to the closing price of BSM common units as of the date of each vesting event.

4 Pursuant to our partnership agreement, on December 31 of each year through 2017 (each date, a “Scheduled Redemption Date”), each preferred unitholder may, upon written notice, require us to redeem a portion of its preferred units for a cash price per preferred unit equal to the sum of $1,000.00 plus the unpaid accrued yield through that date (the aggregate amount, the “Holder Redemption Price”). We will pay to the redeeming preferred unitholder the Holder Redemption Price plus, in the event of a payment after the Scheduled Redemption Date, interest on the Holder Redemption Price at a rate of 10% per annum (subject to adjustment following certain events of default by us from the Scheduled Redemption Date until the date paid to the redeeming preferred unitholder.) This year, holders redeemed 18,461 preferred units for a total cost of approximately $19.0 million. The maximum number of preferred units that may yet be purchased represents all preferred units outstanding as of March 31, 2016, which could be redeemed during future redemption windows. In addition, the preferred units may be converted, at the option of the holder thereof, at any time, and without the payment of additional consideration, into common units and subordinated units at the then-effective conversion rate. The preferred units have a conversion rate of 30.3431 common units and 39.7427 subordinated units per preferred unit, subject to adjustment.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 10, 2016	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Marc Carroll
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

3.3

First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., as amended (incorporated herein by reference to Exhibit 3.2 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

3.4

Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

10.1

Form of STI Award Grant Notice and STI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362).

10.2

Form of LTI Award Grant Notice and LTI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362).

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