Form 10-Q
period 2016-09-30
Black Stone Minerals, L.P.
filed 2016-11-08
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑︎	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ to _______________
Commission File Number: 001-37362

Black Stone Minerals, L.P. (Exact name of registrant as specified in its charter)

Delaware	47-1846692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 2020 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 445-3200 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ฎ    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑ฎ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑︎
As of November 3, 2016, there were 95,736,113 common limited partner units, 95,189,076 subordinated limited partner units, and 52,691 preferred units of the registrant outstanding

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,848	$13,233
Accounts receivable	64,391	41,246
Commodity derivative assets	13,285	48,260
Prepaid expenses and other current assets	1,718	856
TOTAL CURRENT ASSETS	84,242	103,595
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $620,502 and $524,563 at September 30, 2016 and December 31, 2015, respectively	2,680,570	2,482,211
Accumulated depreciation, depletion, amortization, and impairment	(1,630,119)	(1,543,796)
Oil and natural gas properties, net	1,050,451	938,415
Other property and equipment, net of accumulated depreciation of $14,706 and $14,660 at September 30, 2016 and December 31, 2015, respectively	137	179
NET PROPERTY AND EQUIPMENT	1,050,588	938,594
Deferred charges and other long-term assets	2,402	19,247
TOTAL ASSETS	$1,137,232	$1,061,436
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,833	$5,036
Accrued liabilities	39,394	58,003
Commodity derivative liabilities	137	—
TOTAL CURRENT LIABILITIES	44,364	63,039
LONG-TERM LIABILITIES:
Credit facility	299,000	66,000
Accrued incentive compensation	6,300	7,902
Commodity derivative liabilities	152	—
Deferred revenue	3,082	3,257
Asset retirement obligations	11,366	10,585
TOTAL LIABILITIES	364,264	150,783
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY:
Partners' equity - convertible redeemable preferred units, 53 and 77 units outstanding at September 30, 2016 and December 31, 2015, respectively	54,015	79,162
EQUITY:
Partners' equity - general partner interest	—	—
Partners' equity - common units, 95,733 and 96,162 units outstanding at September 30, 2016 and December 31, 2015, respectively	510,913	574,648
Partners' equity - subordinated units, 95,189 and 95,057 units outstanding at September 30, 2016 and December 31, 2015, respectively	206,994	255,699
Noncontrolling interests	1,046	1,144
TOTAL EQUITY	718,953	831,491
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,137,232	$1,061,436
The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Oil and condensate sales	$42,780	$44,128	$104,581	$126,584
Natural gas and natural gas liquids sales	38,986	32,191	85,706	92,799
Gain (loss) on commodity derivative instruments	7,813	56,430	(12,295)	57,450
Lease bonus and other income	9,592	4,271	26,129	16,051
TOTAL REVENUE	99,171	137,020	204,121	292,884
OPERATING (INCOME) EXPENSE:
Lease operating expense	5,007	4,924	14,179	16,540
Production costs and ad valorem taxes	9,228	8,175	23,301	26,250
Exploration expense	6	1,817	643	2,014
Depreciation, depletion, and amortization	28,731	23,288	79,654	83,414
Impairment of oil and natural gas properties	—	24,854	6,775	156,683
General and administrative	16,677	18,994	52,213	53,530
Accretion of asset retirement obligations	206	265	680	805
(Gain) loss on sale of assets, net	—	4	(4,772)	(20)
TOTAL OPERATING EXPENSE	59,855	82,321	172,673	339,216
INCOME (LOSS) FROM OPERATIONS	39,316	54,699	31,448	(46,332)
OTHER INCOME (EXPENSE)
Interest and investment income	460	18	651	46
Interest expense	(2,282)	(870)	(4,773)	(5,530)
Other income	41	45	148	241
TOTAL OTHER EXPENSE	(1,781)	(807)	(3,974)	(5,243)
NET INCOME (LOSS)	37,535	53,892	27,474	(51,575)
NET (INCOME) LOSS ATTRIBUTABLE TO PREDECESSOR	—	—	—	(450)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS SUBSEQUENT TO INITIAL PUBLIC OFFERING	8	(3)	15	137
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	(1,324)	(2,973)	(4,439)	(4,783)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	$36,219	$50,916	$23,050	$(56,671)
ALLOCATION OF NET INCOME (LOSS) SUBSEQUENT TO INITIAL PUBLIC OFFERING ATTRIBUTABLE TO:
General partner interest	$—	$—	$—	$—
Common units	23,114	25,608	24,343	(28,502)
Subordinated units	13,105	25,308	(1,293)	(28,169)
	$36,219	$50,916	$23,050	$(56,671)
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.24	$0.27	$0.26	$(0.30)
Weighted average common units outstanding (basic)	95,740	96,186	95,086	96,183
Per subordinated unit (basic)	$0.14	$0.27	$(0.01)	$(0.30)
Weighted average subordinated units outstanding (basic)	95,189	95,057	95,125	95,057
Per common unit (diluted)	$0.24	$0.27	$0.26	$(0.30)
Weighted average common units outstanding (diluted)	96,011	96,186	95,619	96,183
Per subordinated unit (diluted)	$0.14	$0.27	$(0.01)	$(0.30)
Weighted average subordinated units outstanding (diluted)	95,189	95,057	95,467	95,057
DISTRIBUTIONS DECLARED AND PAID SUBSEQUENT TO INITIAL PUBLIC OFFERING:
Per common unit	$0.2875	$0.1615	$0.8125	$0.1615
Per subordinated unit	$0.1838	$0.1615	$0.5513	$0.1615

 The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except per unit amounts)

	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2015	96,162	95,057	$574,648	$255,699	$1,144	$831,491
Restricted units granted, net of forfeitures	702	(109)	—	—	—	—
Equity-based compensation	—	—	12,703	1,784	—	14,487
Conversion of redeemable preferred units	184	241	2,625	3,439	—	6,064
Repurchases of common units	(1,315)	—	(24,696)	—	—	(24,696)
Distributions	—	—	(78,248)	(52,635)	(83)	(130,966)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(462)	—	—	(462)
Net income (loss)	—	—	26,562	927	(15)	27,474
Distributions on redeemable preferred units	—	—	(2,219)	(2,220)	—	(4,439)
BALANCE AT SEPTEMBER 30, 2016	95,733	95,189	$510,913	$206,994	$1,046	$718,953

The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,474	$(51,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	79,654	83,414
Impairment of oil and natural gas properties	6,775	156,683
Accretion of asset retirement obligations	680	805
Amortization of deferred charges	594	724
(Gain) loss on commodity derivative instruments	12,295	(57,450)
Net cash received on settlement of commodity derivative instruments	39,220	46,532
Equity-based compensation	33,120	13,052
Gain on sale of assets, net	(4,772)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(23,144)	22,485
Prepaid expenses and other current assets	(862)	(453)
Accounts payable and accrued liabilities	(29,063)	3,674
Deferred revenue	(175)	(584)
Settlement of asset retirement obligations	(237)	(122)
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,559	217,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(63,039)	(42,401)
Purchase of other property and equipment	(5)	(96)
Proceeds from the sale of oil and natural gas properties	177	432
Acquisitions of oil and natural gas properties	(140,893)	(62,157)
NET CASH USED IN INVESTING ACTIVITIES	(203,760)	(104,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common units of Black Stone Minerals, L.P., net of offering costs	—	399,087
Payments for capitalized offering costs	—	—
Borrowings under senior line of credit	304,500	172,600
Repayments of borrowings under senior line of credit	(71,500)	(523,600)
Distributions to Predecessor unitholders	—	(126,383)
Distributions to Black Stone Minerals, L.P. common and subordinated unitholders	(130,883)	(30,886)
Distributions to preferred unitholders	(5,061)	(9,812)
Distributions to noncontrolling interests	(83)	(167)
Redemptions of redeemable preferred units	(18,461)	—
Repurchases of common and subordinated units	(24,696)	(3,015)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53,816	(122,176)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,385)	(9,233)
CASH AND CASH EQUIVALENTS - beginning of the period	13,233	14,803
CASH AND CASH EQUIVALENTS - end of the period	$4,848	$5,570
SUPPLEMENTAL DISCLOSURE
Interest paid	$4,060	$4,794

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
In addition to mineral interests, which make up the vast majority of the asset base, the Partnership’s assets also include nonparticipating and overriding royalty interests. These interests, which are substantially non-cost-bearing, are collectively referred to as “mineral and royalty interests.” As of September 30, 2016, the Partnership’s mineral and royalty interests were located in most of the major onshore oil and natural gas producing basins spread across 41 states and 61 onshore oil and natural gas producing basins of the continental United States. The Partnership also owns non-operated working interests in certain oil and natural gas properties.
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
Certain reclassifications have been made to the prior periods presented to conform to the current period financial statement presentation. The reclassifications have no effect on the consolidated financial position, results of operations, or cash flows of the Partnership. In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for the periods presented have been reflected. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies: Our significant accounting policies are disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2016.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice of how certain cash receipts and cash payments are currently presented and classified in the statement of cash flows. The ASU addresses the topic of separately identifiable cash flows and application of the predominance principle. Classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance, and then by the nature of each separately identifiable cash flow. In situations where there is an absence of specific guidance and the cash flow has aspects of more than one type of classification, the predominance principle should be applied whereby the cash flow classification should depend on the activity that is likely to be the predominant source or use of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures

NOTE 3—ASSET RETIREMENT OBLIGATIONS
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. The following table describes changes to the Partnership’s ARO liability during the period:

For the nine months ended
September 30, 2016
(In thousands)
Beginning asset retirement obligations	$10,585
Liabilities incurred	202
Liabilities settled	(237)
Accretion expense	680
Revisions	136
Ending asset retirement obligations	$11,366

NOTE 4—ACQUISITIONS
Acquisitions of proved oil and natural gas properties and working interests are considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions of unproved oil and natural gas properties are considered asset acquisitions and are recorded at cost.
On January 8, 2016, the Partnership acquired mineral and royalty interests in the Permian Basin for $10.0 million in cash.
On June 15, 2016, the Partnership acquired an oil and natural gas mineral asset package primarily located in Weld County, Colorado for $34.0 million in cash. The following table summarizes the fair values assigned to the properties acquired:

(In thousands)
Proved oil and natural gas properties	$18,948
Unproved oil and natural gas properties	14,082
Net working capital	1,038
Asset retirement obligations	(50)
Total fair value	$34,018

On June 17, 2016, the Partnership acquired a diverse oil and natural gas mineral package from Freeport-McMoRan Oil and Gas, Inc. for $87.6 million in cash. The following table summarizes the fair values assigned to the properties acquired:

(In thousands)
Proved oil and natural gas properties	$20,787
Unproved oil and natural gas properties	65,745
Net working capital	1,026
Total fair value	$87,558

On August 8, 2016, the Partnership acquired mineral interests located in Midland and Glasscock counties of Texas for $8.3 million in cash.
Throughout 2016, the Partnership funded certain other oil and natural gas asset acquisitions for an aggregate amount of $1.0 million in cash.

NOTE 5—DERIVATIVES AND FINANCIAL INSTRUMENTS
The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses oil and natural gas derivative instruments.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, such instruments may include fixed-price-swap contracts, fixed price contracts, costless collars, and other contractual arrangements. The Partnership enters into oil and natural gas derivative instrument contracts that contain netting arrangements with each counterparty. The Partnership does not enter into derivative instruments for speculative purposes.
As of September 30, 2016, the Partnership’s open derivative contracts consisted of only fixed-price-swap contracts. A fixed-price-swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. The Partnership will receive from, or pay to, the counterparty the difference between the fixed-swap price and the market price on the settlement date. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from our derivative contracts have been recognized in “Revenue” on our consolidated statements of operations. All derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015. See Note 6 – Fair Value Measurement for further discussion.
The table below summarizes the fair value and classification of the Partnership’s derivative instruments:

As of September 30, 2016
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$15,269	$(1,984)	$13,285
Long-term asset	Deferred charges and other long-term assets	73	(50)	23
Total assets		$15,342	$(2,034)	$13,308
Liabilities:
Current liability	Commodity derivative liabilities	$2,121	$(1,984)	$137
Long-term liability	Commodity derivative liabilities	202	(50)	152
Total liabilities		$2,323	$(2,034)	$289

As of December 31, 2015
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$48,260	$—	$48,260
Long-term asset	Deferred charges and other long-term assets	16,274	—	16,274
Total assets		$64,534	$—	$64,534
Liabilities:
Current liability	Commodity derivative liabilities	$—	$—	$—
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$—	$—	$—

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Partnership’s commodity derivative instruments (both assets and liabilities) are as follows:

	For the Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2016	2015
	(In thousands)
Beginning fair value of commodity derivative instruments	$64,534	$37,471
Gain (loss) on oil derivative instruments	(8,906)	37,305
Gain (loss) on natural gas derivative instruments	(3,389)	20,145
Net cash received on settlements of oil derivative instruments	(23,034)	(32,274)
Net cash received on settlements of natural gas derivative instruments	(16,186)	(14,258)
Net change in fair value of commodity derivative instruments	(51,515)	10,918
Ending fair value of commodity derivative instruments	$13,019	$48,389
The Partnership had the following open derivative contracts for oil as of September 30, 2016:

			Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)	Weighted Average (Per Bbl)	Low	High
Oil Swap Contracts:
2016
Third Quarter	190,000	$54.32	$35.74	$62.53
Fourth Quarter	598,000	54.68	36.31	63.07
2017
First Quarter	364,000	$62.69	$52.73	$63.65
Second Quarter	339,000	54.00	53.49	54.38
The Partnership had the following open derivative contracts for natural gas as of September 30, 2016:

			Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)	Weighted Average (Per MMBtu)	Low	High
Natural Gas Swap Contracts:
2016
Fourth Quarter	8,820,000	$3.11	$2.29	$3.41
2017
First Quarter	8,040,000	$3.42	$3.08	$3.52
Second Quarter	7,550,000	3.10	2.85	3.18
Third Quarter	6,820,000	2.97	2.90	3.12
Fourth Quarter	6,170,000	3.08	2.92	3.29

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership entered into the following derivative contracts for oil subsequent to September 30, 2016:

	Volume (Bbl)	Weighted Average (Per Bbl)	Range (Per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2017
First Quarter	30,000	$50.77	$50.34	$51.20
Second Quarter	66,000	51.69	51.45	51.96
Third Quarter	396,000	52.63	52.04	53.24
Fourth Quarter	396,000	53.12	52.57	53.67
The Partnership entered into the following derivative contracts for natural gas subsequent to September 30, 2016:

	Volume (MMBtu)	Weighted Average (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2016
Fourth Quarter	540,000	$3.02	$2.89	$3.15
2017
First Quarter	810,000	$3.27	$3.23	$3.32
Second Quarter	750,000	2.98	2.96	3.00
Third Quarter	910,000	3.03	3.01	3.10
Fourth Quarter	870,000	3.11	3.03	3.28

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2016 or the year ended December 31, 2015.
The carrying value of our cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2016 and December 31, 2015 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Derivatives and Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting
	Level 1	Level 2	Level 3		Total
	(In thousands)
As of September 30, 2016
Financial Assets
Commodity derivative instruments	$—	$15,342	$—	$(2,034)	$13,308
Financial Liabilities
Commodity derivative instruments	—	2,323	—	(2,034)	289
As of December 31, 2015
Financial Assets
Commodity derivative instruments	$—	$64,534	$—	$—	$64,534
Financial Liabilities
Commodity derivative instruments	—	—	—	—	—

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting the projected cash flows from the acquired assets at market based rates of return. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership’s fair value assessments for recent acquisitions are included in Note 4 – Acquisitions.
Oil and natural gas properties are measured at fair value on a nonrecurring basis using the income approach when assessing for impairment. Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compares the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, and a risk-adjusted discount rate.
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of September 30, 2016 or December 31, 2015.
The following table presents information about the Partnership’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using			Net Book Value[1]
	Level 1	Level 2	Level 3		Impairment
	(In thousands)
Three months ended September 30, 2016
Impaired oil and natural gas properties	$—	$—	$—	$—	$—
Three months ended September 30, 2015
Impaired oil and natural gas properties	$—	$—	$37,959	$62,813	$24,854
Nine months ended September 30, 2016
Impaired oil and natural gas properties	$—	$—	$3,042	$9,817	$6,775
Nine months ended September 30, 2015
Impaired oil and natural gas properties	$—	$—	$127,630	$284,313	$156,683

1 Amount represents net book value at the date of assessment.

NOTE 7—CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement (the “Senior Line of Credit”). The Senior Line of Credit has a maximum credit amount of $1.0 billion. On October 28, 2015, the Senior Line of Credit was amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. The amount of the borrowing base is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership’s semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base from $550.0 million to $450.0 million, effective April 15, 2016. The Partnership's fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base from $450.0 million to $500.0 million, which became effective October 31, 2016. Drawings on the Senior Line of Credit are used for the acquisition of oil and natural gas properties and for other general business purposes.
Throughout 2016, borrowings under the Senior Line of Credit bore interest at LIBOR plus a margin between 1.50% and 2.50%, or the Prime rate plus a margin between 0.50% and 1.50%, with the margin depending on the borrowing base utilization

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

percentage of the loan. The prime rate is determined to be the higher of the financial institution’s prime rate or the federal funds effective rate plus 0.50% per annum.
Effective October 31, 2016, borrowings under the Senior Line of Credit bore interest at LIBOR plus a margin between 2.00% and 3.00%, or the Prime rate plus a margin between 1.00% and 2.00%, with the margin depending on the borrowing base utilization of the loan.
The weighted-average interest rate of the Senior Line of Credit was 2.53% and 1.92% as of September 30, 2016 and December 31, 2015, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Senior Line of Credit is secured by substantially all of the Partnership’s producing oil and natural gas assets.
The Senior Line of Credit contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Senior Line of Credit requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of September 30, 2016, the Partnership was in compliance with all financial covenants for the Senior Line of Credit.
The aggregate principal balance outstanding was $299.0 million and $66.0 million at September 30, 2016 and December 31, 2015, respectively. The unused portion of the available borrowings under the Senior Line of Credit was $151.0 million and $484.0 million at September 30, 2016 and December 31, 2015, respectively.

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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2016 will be resolved without material adverse effect on the Partnership’s financial condition or operations.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On April 25, 2016, the Compensation Committee of the Board approved a resolution to change the settlement feature of certain employee long-term incentive compensation plans from cash to equity. As a result of the modification, $10.1 million of cash-settled liabilities were reclassified to equity-settled liabilities during the second quarter of 2016 and the remaining unamortized expense of the awards will be amortized as equity-settled liabilities.
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the three months and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive compensation expense	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cash—long-term incentive plan	$580	$3,434	$2,990	$10,914
Equity-based compensation—restricted common and subordinated units	4,487	3,136	10,420	7,086
Equity-based compensation—restricted performance units	3,066	2,070	11,105	3,330
Board of Directors incentive plan	428	484	1,385	2,636
Total incentive compensation expense	$8,561	$9,124	$25,900	$23,966

NOTE 10—REDEEMABLE PREFERRED UNITS
The Partnership had 52,691 and 77,216 preferred units outstanding with a carrying value of $54.0 million and $79.2 million as of September 30, 2016 and December 31, 2015, respectively. The aforementioned amounts included accrued distributions of $1.3 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively. The redeemable preferred units are classified as mezzanine equity on the consolidated balance sheets since redemption is outside the control of the Partnership. The preferred units are entitled to an annual distribution of 10% of the funded capital of the preferred units, payable on a quarterly basis in arrears.
The preferred units are convertible into common and subordinated units at any time at the option of the preferred unitholders. The preferred units have an adjusted conversion price of $14.2683 and an adjusted conversion rate of 30.3431 common units and 39.7427 subordinated units per preferred unit, which reflects the reverse split described in Note 1 – Business and Basis of Presentation and the capital restructuring related to the IPO. The preferred unitholders can elect to have the Partnership redeem, at face value, up to 28,266 preferred units as of December 31, 2017 and 24,425 preferred units as of December 31, 2018, plus any accrued and unpaid distributions.
The Partnership shall have the right, at its sole option, to redeem an amount of preferred units equal to the units being redeemed by an owner of preferred units as of each December 31. Any amount of a given year’s preferred units eligible for redemption not redeemed as of December 31 shall automatically convert to common and subordinated units in the following year.
For the nine months ended September 30, 2016, 18,461 preferred units were redeemed for $19.0 million, including accrued unpaid yield. For the nine months ended September 30, 2016, 6,064 preferred units totaling $6.1 million were converted into 184,006 common units and 240,986 subordinated units as a result of the mandatory conversion subsequent to December 31, 2015. For the year ended December 31, 2015, 39,240 preferred units totaling $39.2 million were converted into the equivalent of 1,190,664 common units and 1,559,502 subordinated units on an adjusted basis.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER UNIT
The Partnership applies the two-class method for purposes of calculating earnings per unit (“EPU”). The holders of the Partnership’s restricted common and subordinated units have all the rights of a unitholder, including non-forfeitable distribution rights. As participating securities, the restricted common and subordinated units are included in the calculation of basic earnings per unit. For the periods presented, the amount of earnings allocated to these participating units was not material. Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period. The redeemable preferred units could be converted into 1.6 million common units and 2.1 million subordinated units as of September 30, 2016. At September 30, 2016, if the redeemable preferred units were converted to common and subordinated units, the effect would be anti-dilutive. Therefore, the redeemable preferred units are not included in the diluted EPU calculation. The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. For the nine months ended September 30, 2016, there were 271,256 common units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.
The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)		(In thousands, except per unit amounts)
NET INCOME (LOSS)	$37,535	$53,892	$27,474	$(51,575)
NET (INCOME) LOSS ATTRIBUTABLE TO PREDECESSOR	—	—	—	(450)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS SUBSEQUENT TO INITIAL PUBLIC OFFERING	8	(3)	15	137
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	(1,324)	(2,973)	(4,439)	(4,783)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	$36,219	$50,916	$23,050	$(56,671)
ALLOCATION OF NET INCOME (LOSS) SUBSEQUENT TO INITIAL PUBLIC OFFERING ATTRIBUTABLE TO:
General partner interest	$—	$—	$—	$—
Common units	23,114	25,608	24,343	(28,502)
Subordinated units	13,105	25,308	(1,293)	(28,169)
	$36,219	$50,916	$23,050	$(56,671)
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.24	$0.27	$0.26	$(0.30)
Weighted average common units outstanding (basic)	95,740	96,186	95,086	96,183
Per subordinated unit (basic)	$0.14	$0.27	$(0.01)	$(0.30)
Weighted average subordinated units outstanding (basic)	95,189	95,057	95,125	95,057
Per common unit (diluted)	$0.24	$0.27	$0.26	$(0.30)
Weighted average common units outstanding (diluted)	96,011	96,186	95,619	96,183
Per subordinated unit (diluted)	$0.14	$0.27	$(0.01)	$(0.30)
Weighted average subordinated units outstanding (diluted)	95,189	95,057	95,467	95,057

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SUBSEQUENT EVENTS
On October 5, 2016, Marc Carroll, Senior Vice President ("SVP") and Chief Financial Officer ("CFO"),  informed the Partnership that he will step down as CFO and SVP effective November 11, 2016. Mr. Carroll will enter into a consulting arrangement with the Partnership that will extend into 2017 to help ensure an orderly transition to his successor.
On October 24, 2016, the Partnership announced that it expects to appoint Jeffrey P. Wood as its SVP and CFO effective November 11, 2016. The Partnership expects that Mr. Wood will enter into a severance agreement with Black Stone Natural Resources Management Company, in a form substantially similar to that entered into by the General Partner’s other executive officers, that will provide for the payment of cash severance payments and benefits in the event Mr. Wood’s employment is terminated under certain circumstances, but he has not yet been entered into such agreement. The Partnership also expects that Mr. Wood will receive awards under the Partnership’s Long-Term Incentive Plan with terms substantially similar to the awards granted to the General Partner’s other executive officers, but it has not yet awarded him any grants under that plan.
As discussed in Note 7, the Partnership's fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base from $450.0 million to $500.0 million with an effective date of October 31, 2016.
On November 7, 2016, the Board approved a distribution for the period June 30, 2016 to September 30, 2016 of $0.2875 per common unit and $0.18375 per subordinated unit. Distributions will be payable on November 25, 2016 to unitholders of record at the close of business on November 17, 2016.

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
As of September 30, 2016, our mineral and royalty interests were located in 41 states and 61 onshore basins in the continental United States. These non-cost-bearing interests include ownership in over 45,000 producing wells. We also own non-operated working interests, largely on our mineral and royalty interests. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when the oil and natural gas production from the associated acreage is sold. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Common Unit Repurchase Program
On March 4, 2016, the Board of Directors of our general partner (the “Board”) authorized the repurchase of up to $50.0 million in common units through a program that terminated on September 15, 2016. The repurchase program authorized us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. We repurchased a total of 1.3 million common units for an aggregate cost of $24.7 million. The repurchase program was funded from our cash on hand or available revolving credit facility. Repurchased common and subordinated units were canceled.

Acquisitions
On January 8, 2016, we acquired mineral and royalty interests in the Permian Basin for $10.0 million. On June 15, 2016, we acquired an oil and natural gas mineral package primarily located in Weld County, Colorado for $34.0 million. On June 17, 2016, we acquired a diverse oil and natural gas mineral asset package from Freeport-McMoRan Oil and Gas Inc. and certain of its affiliates for $87.6 million. On August 8, 2016, the Partnership acquired mineral interests located in Midland and Glasscock Counties of Texas for $8.3 million. Throughout 2016, the Partnership acquired certain other oil and natural gas assets for $1.0 million in the aggregate.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
Commodity Prices
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. Recently, oil and natural gas prices have remained significantly below prices seen over the past five years. The Energy Information Administration (“EIA”) expects global oil inventory builds to continue in the near future but the builds are forecast to remain well below the levels that occurred in 2015 and early 2016; consistent inventory draws are forecast to begin in mid 2017. Despite continued increases in global oil inventories and U.S. oil rig counts, market reactions to a potential Organization of Petroleum Exporting Countries ("OPEC") production freeze deal could put upward price pressure on prices in the near term. After an unofficial meeting in Algeria on September 28, 2016, members of OPEC announced a framework agreement that could lead to a cap on OPEC crude oil production. Important details of the agreement, including target outputs for individual countries, remain to be established at a regularly scheduled meeting in November; even if a consensus is reached, the extent of compliance with such an agreement is questionable. During the nine months ended September 30, 2016, the West Texas Intermediate (“WTI”) spot price reached a low of $26.19 per Bbl on February 11, 2016, but rebounded to a high of $51.23 per Bbl on June 8, 2016.
The EIA forecasts natural gas production will increase through 2016 and through 2017. Natural gas pipeline exports to Mexico have risen in 2016. The EIA projects the liquified natural gas ("LNG") gross exports will rise with the start of Cheniere Energy Inc.'s Sabine Pass LNG plant in Louisiana.  The EIA projects that increases in natural gas prices will continue to gradually rise through the remainder of 2016 and 2017. During the nine months ended September 30, 2016, Henry Hub spot natural gas prices ranged from a low of $1.49 per MMBtu on March 4, 2016 to a high of $3.19 per MMBtu on September 21, 2016.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts.

The following table reflects commodity prices at the end of each quarter for the periods presented:

	2016			2015
Benchmark Prices	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$47.72	$48.27	$36.94	$45.06	$59.48	$47.72
Henry Hub spot natural gas ($/MMBtu)	$2.84	$2.94	$1.98	$2.47	$2.80	$2.65

Source: EIA
Rig Count
As we are not an operator, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The following table shows the rig count at the close of each quarter for the periods presented:

	2016			2015
U.S. Rotary Rig Count	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	425	330	372	641	628	813
Natural gas	96	90	92	197	228	233
Other	1	1	—	—	3	2
Total	522	421	464	838	859	1,048

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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. Natural gas injections during the refill season have been below the five-year average levels in most weeks due to the high use of natural gas for electricity generation. Warm weather last winter left inventories at record high levels going into the injection season so current natural gas stock levels remain substantially higher than five-year average levels.
The following table shows natural gas storage volumes by region at the close of each quarter for the periods presented:

	2016			2015
Region	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	899	632	439	837	552	255
Midwest	1,045	742	555	952	546	261
Mountain	237	198	147	201	155	114
Pacific	318	315	262	355	333	269
South Central	1,181	1,253	1,065	1,192	993	562
Total	3,680	3,140	2,468	3,537	2,579	1,461

Source: EIA
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of derivative instruments; and

•	EBITDA, Adjusted EBITDA, and cash available for distribution.

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
Hedging
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. From time to time, such instruments may include fixed-price swaps, fixed-price contracts, costless collars, and other contractual arrangements. We generally employ a “rolling hedge” strategy whereby we hedge a significant portion of our proved developed producing reserves 12 to 24 months into the future. The impact of these derivative instruments could affect the amount of revenue we ultimately realize. Since 2015, we have only entered into fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap strike price. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue.
Our open oil and natural gas derivative contracts as of September 30, 2016 and as of the date of this filing are detailed in Note 5 – Derivatives and Financial Instruments to our unaudited consolidated financial statements included elsewhere in this

Quarterly Report on Form 10-Q. Our credit agreement limits the extent to which we can hedge our future production. Under the terms of our credit agreement, we are able to hedge substantially all of our estimated production from our proved developed producing reserves based on the most recent reserve information provided to our lenders. We do not enter into derivative instruments for speculative purposes. Including derivative contracts entered into subsequent to September 30, 2016, we have hedged 92.6% and 78.7% of our available oil and condensate hedge volumes and 96.8% and 99.7% of our available natural gas hedge volumes for the remainder of 2016 and 2017, respectively.
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
We define EBITDA as net income (loss) before interest expense, income taxes and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted for impairment of oil and natural gas properties, accretion of ARO, unrealized gains and losses on commodity derivative instruments, and non-cash equity-based compensation. We define cash available for distribution as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, estimated replacement capital expenditures, capital expenditures, cash interest expense, and distributions to noncontrolling interests and preferred unitholders.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and cash available for distribution to net income (loss), the most directly comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net income (loss)	$37,535	$53,892	$27,474	$(51,575)
Adjustments to reconcile to Adjusted EBITDA:
Add:
Depreciation, depletion and amortization	28,731	23,288	79,654	83,414
Interest expense	2,282	870	4,773	5,530
EBITDA	68,548	78,050	111,901	37,369
Add:
Impairment of oil and natural gas properties	—	24,854	6,775	156,683
Accretion of asset retirement obligations	206	265	680	805
Equity-based compensation[1]	7,981	5,690	33,120	13,052
Unrealized loss on commodity derivative instruments	—	—	51,515	—
Less:
Unrealized gain on commodity derivative instruments	(2,511)	(44,053)	—	(10,918)
Adjusted EBITDA	74,224	64,806	203,991	196,991
Adjustments to reconcile to cash generated from operations:
Add:
Incremental general and administrative related to initial public offering	—	270	—	950
Loss on sales of assets, net	—	4	—	—
Less:
Change in deferred revenue	(396)	(94)	(175)	(584)
Cash interest expense	(2,083)	(628)	(4,179)	(4,806)
Gain on sales of assets, net	—	—	(4,772)	(20)
Estimated replacement capital expenditures[2]	(3,750)	—	(7,500)	—
Cash generated from operations	67,995	64,358	187,365	192,531
Less:
Cash paid to noncontrolling interests	(29)	(45)	(83)	(167)
Redeemable preferred unit distributions	(1,324)	(2,973)	(4,439)	(8,823)
Cash generated from operations available for distribution on common and subordinated units and reinvestment in our business	$66,642	$61,340	$182,843	$183,541

1 On April 25, 2016, the Compensation Committee of the Board approved a resolution to change the settlement feature of certain employee long-term incentive compensation plans from cash to equity. As a result of the modification, $10.1 million of cash-settled liabilities were reclassified to equity-settled liabilities during the second quarter of 2016.
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

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended September 30,
	2016	2015	Variance
	(Unaudited) (Dollars in thousands, except for realized prices and per Boe data)
Production:
Oil and condensate (MBbls)[1]	1,015	936	79	8.4%
Natural gas (MMcf)[1]	13,207	10,411	2,796	26.9%
Equivalents (MBoe)	3,216	2,671	545	20.4%
Revenue:
Oil and condensate sales	$42,780	$44,128	(1,348)	(3.1)%
Natural gas and natural gas liquids sales	38,986	32,191	6,795	21.1%
Gain (loss) on commodity derivative instruments	7,813	56,430	(48,617)	(86.2)%
Lease bonus and other income	9,592	4,271	5,321	124.6%
Total revenue	$99,171	$137,020	(37,849)	(27.6)%
Realized prices:
Oil and condensate ($/Bbl)	$42.15	$47.15	(5.00)	(10.6)%
Natural gas ($/Mcf)[1]	2.95	3.09	(0.14)	(4.5)%
Equivalents ($/Boe)	$25.42	$28.57	(3.15)	(11.0)%
Operating expenses:
Lease operating expense	$5,007	$4,924	83	1.7%
Production costs and ad valorem taxes	9,228	8,175	1,053	12.9%
Exploration expense	6	1,817	(1,811)	(99.7)%
Depreciation, depletion, and amortization	28,731	23,288	5,443	23.4%
Impairment of oil and natural gas properties	—	24,854	(24,854)	(100.0)%
General and administrative	16,677	18,994	(2,317)	(12.2)%
Other expense:
Interest expense	$2,282	$870	1,412	162.3%
Per Boe:
Lease operating expense	$1.56	$1.84	(0.28)	(15.2)%
Lease operating expense (per working interest Boe)	4.25	6.71	(2.46)	(36.7)%
Production costs and ad valorem taxes	2.87	3.06	(0.19)	(6.2)%
Depreciation, depletion, and amortization	8.93	8.72	0.21	2.4%
General and administrative	5.19	7.11	(1.92)	(27.0)%

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

Revenue
Total revenue for the quarter ended September 30, 2016 decreased compared to the quarter ended September 30, 2015. Production for the quarter ended September 30, 2016 averaged 35.0 MBoe per day, an increase of 6.0 MBoe per day compared to the corresponding period in 2015. The decrease in total revenue is primarily due to smaller gains from commodity derivative instruments as compared to the corresponding period in 2015. Increased production volumes and higher lease bonus partially offset the overall decrease in total revenue.

Oil and condensate sales. Oil and condensate sales during the period were lower than the third quarter of 2015 primarily due to lower realized prices. Our total oil and condensate production was higher than the third quarter of 2015, but the increased production was more than offset by the decline in realized prices. Our mineral-and-royalty-interest oil and condensate volumes accounted for 74.0% and 75.3% of total oil and condensate volumes for the quarters ended September 30, 2016 and 2015, respectively. Our mineral-and-royalty-interest oil and condensate volumes increased 6.4% in the third quarter of 2016 relative to the corresponding period in 2015, primarily driven by production increases from new wells in the Bakken/Three Forks and Wolfcamp plays. Our working-interest oil and condensate volumes increased by 14.4% during the third quarter of 2016 versus the same period in 2015 to 2.9 MBbls per day.
Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended September 30, 2016 as compared to the same period for 2015. Higher production volumes, due to new wells in the Haynesville and Wilcox plays, were primarily responsible for the increase in our natural gas and NGL revenues. Lower realized natural gas and NGL prices for the quarter ended September 30, 2016 versus the corresponding period in 2015 partially offset the impact of increased production volumes. Mineral-and-royalty-interest production accounted for 58.4% and 71.0% of our natural gas volumes for the quarters ended September 30, 2016 and 2015, respectively.
Gain (loss) on commodity derivative instruments. During the third quarter of 2016, we recognized $3.7 million of gains from oil commodity contracts, which included cash received of $4.3 million, compared to gains of $41.0 million in the same period of 2015. During the third quarter of 2016, we recognized $4.1 million of gains from natural gas commodity contracts, which included cash received of $1.0 million, compared to recognized gains of $15.4 million in the same period of 2015.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. In the third quarter of 2016, we successfully closed several significant lease transactions. Specifically, these transactions related to the Wolfcamp play in Texas and the Marcellus/Utica play in Pennsylvania.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes normally recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased for the quarter ended September 30, 2016 as compared to the same period in 2015, primarily due to costs associated with higher production volumes. Lower workover and other service-related expenses and a higher percentage of working-interest volumes being produced from natural gas wells partially offset the overall increase in lease operating expenses.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2016, production costs and ad valorem taxes increased from the quarter ended September 30, 2015, generally as a result of higher production volumes. The 2016 amount includes $2.7 million of proceeds from a settlement related to improper cost deductions by an operator. In addition, lower realized prices and lower estimated mineral reserve valuations served to partially offset the increase in these costs.
Exploration expense. Exploration expense typically consists of dry-hole expenses and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense signficantly decreased for the three months ended September 30, 2016 as compared to the same period in 2015. The 2015 expense represents costs incurred to acquire 3-D seismic information, related to our mineral and royalty interests, from a third-party service provider.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended September 30, 2016 as compared to the same period in 2015, primarily due to the impact of higher production rates and costs associated with new reserve additions. A reduced cost basis resulting from impairment charges recorded during 2016 and the fourth quarter of 2015 favorably affected depletion expense.

Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the carrying amounts of property acquisitions, successful exploratory wells, development activity, undeveloped leasehold, and mineral interests to identify impairments. There were no impairments for the quarter ended September 30, 2016. Impairments totaled $24.9 million for the quarter ended September 30, 2015 primarily due to changes in reserve values resulting from declines in future expected net cash flows and other factors at September 30, 2015.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2016, general and administrative expenses decreased as compared to the same period in 2015. In 2016, costs attributable to our long-term incentive plans were approximately $2.0 million lower than in the corresponding prior period in 2015.
Interest expense. Interest expense was higher in the third quarter of 2016 due to increased borrowings under our credit facility. Average outstanding borrowings during the third quarter of 2016 were higher than the third quarter of 2015 due to mid-year 2015 repayments towards our credit facility using proceeds received from our IPO during 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2016	2015	Variance
	(Dollars in thousands, except for realized prices and per Boe data)
Production:
Oil and condensate (MBbls)[1]	2,848	2,668	180	6.7%
Natural gas (MMcf)[1]	36,014	31,817	4,197	13.2%
Equivalents (MBoe)	8,850	7,971	879	11.0%
Revenue:
Oil and condensate sales	$104,581	$126,584	(22,003)	(17.4)%
Natural gas and natural gas liquids sales	85,706	92,799	(7,093)	(7.6)%
Gain (loss) on commodity derivative instruments	(12,295)	57,450	(69,745)	(121.4)%
Lease bonus and other income	26,129	16,051	10,078	62.8%
Total revenue	$204,121	$292,884	(88,763)	(30.3)%
Realized prices:
Oil and condensate ($/Bbl)	$36.72	$47.45	(10.73)	(22.6)%
Natural gas ($/Mcf)[1]	2.38	2.92	(0.54)	(18.5)%
Equivalents ($/Boe)	$21.50	$27.52	(6.02)	(21.9)%
Operating expenses:
Lease operating expense	$14,179	$16,540	(2,361)	(14.3)%
Production costs and ad valorem taxes	23,301	26,250	(2,949)	(11.2)%
Exploration expense	643	2,014	(1,371)	(68.1)%
Depreciation, depletion, and amortization	79,654	83,414	(3,760)	(4.5)%
Impairment of oil and natural gas properties	6,775	156,683	(149,908)	(95.7)%
General and administrative	52,213	53,530	(1,317)	(2.5)%
Other expense:
Interest expense	$4,773	$5,530	(757)	(13.7)%
Per Boe:
Lease operating expense	$1.60	$2.08	(0.48)	(23.1)%
Lease operating expense (per working interest Boe)	4.71	6.96	(2.25)	(32.3)%
Production costs and ad valorem taxes	2.63	3.29	(0.66)	(20.1)%
Depreciation, depletion, and amortization	9.00	10.46	(1.46)	(14.0)%
General and administrative	5.90	6.72	(0.82)	(12.2)%

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

Revenue
Total revenues for the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015. Production for the nine months ended September 30, 2016 averaged 32.3 MBoe per day, an increase of 3.1 MBoe per day, or 10.6%, compared to the corresponding period in 2015. The decrease in total revenue from the corresponding prior period is primarily due to a $69.7 million difference in the impact of commodity derivative instruments and effect of lower realized commodity prices, the impact of which totaled $50.0 million, partially offset by the impact of $10.1 million higher lease bonus and $20.8 million related to increased production volumes.
Oil and condensate sales. Oil and condensate sales during for the nine months ended September 30, 2016 were lower than the corresponding period in 2015 primarily due to lower realized prices. Oil and condensate production for the nine months ended September 30, 2016 was higher than in the nine months ended September 30, 2015, but the increased production was more than offset by a decline in realized prices. Our mineral-and-royalty-interest oil and condensate volumes accounted for 77.2% and 76.6% of total oil and condensate volumes for the nine months ended September 30, 2016 and 2015, respectively. Our mineral-and-royalty-interest oil and condensate volumes increased 7.5% for the nine months ended September 30, 2016 relative to the corresponding period in 2015, primarily driven by production increases from new wells in the Bakken/Three Forks and Wolfcamp plays. Our working-interest oil and condensate volumes increased by 4.1% to 2.4 MBbls per day during the nine months ended September 30, 2016 versus the same period in 2015 primarily due to activity in the Bakken play.
Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the nine months ended September 30, 2016 as compared to the same period for 2015. A decline in the realized natural gas and NGL price for the nine months ended September 30, 2016 versus the corresponding period in 2015 was primarily responsible for the decline in our natural gas and NGL revenues. The unfavorable price variance was partially offset by a 13.2% increase in production volumes.   This production increase was primarily generated by production from new wells in the Haynesville/Bossier and Wilcox plays.  Mineral-and-royalty-interest production accounted for 60.7% and 67.0% of our natural gas volumes for the nine months ended September 30, 2016 and 2015, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2016, we recognized $8.9 million of losses from oil commodity contracts, which included $23.0 million in cash received, compared to a recognized gain of $37.3 million in the same period of 2015. During the first nine months of 2016, we recognized $3.4 million of losses from natural gas commodity contracts, which included $16.2 million of cash received, compared to a recognized gain of $20.1 million in the same period of 2015.
Lease bonus and other income. Lease bonus and other income increased for the nine months ended September 30, 2016 as compared to the same period in 2015. In the first nine months of 2016, we successfully closed several significant lease transactions in Jasper, Tyler, Pecos and Newton counties of Texas, in the Red River parish of Louisiana, and in Pike and Potter counties of Pennsylvania.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to lower costs associated with workover and other service-related costs and a higher percentage of working-interest volumes being produced from natural gas wells.
Production costs and ad valorem taxes. For the nine months ended September 30, 2016, production costs and ad valorem taxes decreased from the nine months ended September 30, 2015, generally as a result of lower realized prices and estimated mineral reserve valuations. In addition, the 2016 amount includes $2.7 million of proceeds from a settlement related to improper cost deductions by an operator.
Exploration expense. Exploration expense decreased for the nine months ended September 30, 2016 as compared to the same period in 2015. The 2016 and 2015 expense represents costs incurred to acquire 3-D seismic information, related to our mineral and royalty interests, from a third-party service provider.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization decreased for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the impact of a reduced cost basis resulting from impairment charges recorded during 2016 and the fourth quarter of 2015. The impact of higher production rates and costs associated with new reserve additions partially offset the overall decrease in depreciation, depletion, and amortization.
Impairment of oil and natural gas properties. Impairments totaled $6.8 million for the nine months ended September 30, 2016 primarily due to changes in reserve values resulting from declines in future expected realized net cash flows.
General and administrative. For the nine months ended September 30, 2016, general and administrative expenses decreased as compared to the same period in 2015. During the nine months ended September 30, 2016, costs attributable to our long-term incentive plans were $1.6 million lower than in the corresponding prior period of 2015.
Interest expense. Interest expense decreased due to lower average outstanding borrowings under our credit facility. Average outstanding borrowings during the first nine months of 2016 were lower than the nine months ended September 30, 2015, primarily due to payments made towards the outstanding balance of our credit facility subsequent to our IPO.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our credit facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working-interest basis in the development of our oil and natural gas properties.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(Unaudited) (In thousands)
Cash flows provided by operating activities	$141,559	$217,165
Cash flows used in investing activities	(203,760)	(104,222)
Cash flows provided by (used in) financing activities	53,816	(122,176)

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Our cash flows from operations decreased from $217.2 million for the nine months ended September 30, 2015 to $141.6 million for the nine months ended September 30, 2016. The decrease was primarily due to lower cash collections of $58.5 million related to lower oil and natural gas sales and changes in working capital as compared to the corresponding period in 2015.
Investing Activities. Net cash used in investing activities increased by $99.5 million in the first nine months of 2016 as compared to the corresponding period in 2015 due to four mineral and property acquisitions that were closed during the first nine months of 2016 and higher capital expenditures for our working interest properties.
Financing Activities. For the nine months ended September 30, 2016 we generated cash from financing activities as we increased our borrowings under our credit facility and lowered distributions as compared to the corresponding period in 2015. Financing activities were further impacted by the repurchase of common and subordinated units.

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
Our 2016 drilling expenditures are expected to be between $70.0 million and $75.0 million. We expect to invest between $65.0 million and $70.0 million in the Haynesville/Bossier play with the remainder expected to be spent primarily in the Bakken/Three Forks and Wolfcamp plays. During the nine months ended September 30, 2016, we spent $50.4 million related to drilling and completion costs and $1.1 million related to prospect leasehold acreage, primarily in the aforementioned plays. We also spent $140.9 million related to four mineral acquisitions in the current period as well as a final holdback payment from an acquisition in 2015. See Note 4 – Acquisitions for further discussion.
Credit Facility
On January 23, 2015, we amended and restated our $1.0 billion senior secured revolving credit agreement. Under this third amended and restated credit facility, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. On October 28, 2015, the third amended and restated credit facility was further amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. Borrowings under the third amended and restated credit facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes.  Our regular, semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base from $550.0 million to $450.0 million, effective April 15, 2016. The Partnership's fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base from $450.0 million to $500.0 million, which became effective October 31, 2016. As of September 30, 2015, we had outstanding borrowings of $299.0 million at a weighted-average interest rate of 2.53%.
The borrowing base under the third amended and restated credit agreement is redetermined semi-annually, typically on or around April 1 and October 1 of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and gas properties consistent with the administrative agent’s normal oil and gas lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the election of two-thirds of the lenders) each have discretion to have the borrowing base redetermined once in between scheduled redeterminations,.
Outstanding borrowings under the third amended and restated credit facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. Throughout 2016, the applicable margin ranged from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of borrowings outstanding in relation to the borrowing base. Subsequent to the closing of our fall redetermination, the applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00 % in the case of LIBOR, depending on the borrowings outstanding in relation to the borrowing base.
We are obligated to pay a quarterly commitment fee ranging from a 0.375% to 0.500% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing base. Principal may be optionally repaid from time to time without premium or penalty, other than customary LIBOR breakage, and is required to be paid (a) if the amount outstanding exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise, in some cases subject to a cure period, or (b) at the maturity date. The third amended and restated credit facility is secured by liens on substantially all of our producing properties.
The third amended and restated credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain swap agreements, as well as require the maintenance of certain financial ratios. The third amended and restated credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less; and a modified current ratio of 1.0:1.0 or greater. Distributions are not permitted if there is a default under the third amended and restated credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the third amended and restated credit facility. The lenders have the right to accelerate all of the indebtedness under the third amended and restated

credit facility upon the occurrence and during the continuance of any event of default, and the third amended and restated credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of September 30, 2016, we were in compliance with all debt covenants.
Contractual Obligations
As of September 30, 2016, there have been no material changes to our contractual obligations previously disclosed in our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of September 30, 2016, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2015 Annual Report on Form 10-K.
New and Revised Financial Accounting Standards
The effects of new accounting pronouncements are discussed in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and natural gas liquids produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and natural gas liquids have been volatile for several years, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 5 – Derivatives and Financial Instruments and Note 6 – Fair Value Measurement to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Commodity prices have declined in recent years. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended September 30, 2016. Applying this discount results in an approximate 3.0% reduction of proved reserve volumes as compared to the undiscounted September 30, 2016 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2016, we had ten counterparties, all of which are rated Baa2 or better by Moody’s. Six of our counterparties are lenders under our credit facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of September 30, 2016, we had $299.0 million of outstanding borrowings under our credit facility, bearing interest at a weighted-average interest rate of 2.53%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $2.2 million for the nine months ended September 30, 2016, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6.	Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 8, 2016	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ Marc Carroll
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