Form 10-K
period 2016-12-31
Black Stone Minerals, L.P.
filed 2017-03-01
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of the common units held by non-affiliates was $1,064,853,317 on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $15.50 per unit as reported by the New York Stock Exchange on such date. As of February 22, 2017, 97,113,310 common units, 95,149,984 subordinated units, and 52,691 preferred units of the registrant were outstanding.
Documents Incorporated by Reference: Certain information called for in Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of unitholders to be held on June 8, 2017.

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

GLOSSARY OF TERMS

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

GLOSSARY OF TERMS

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
Reserves. Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market, and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

v

GLOSSARY OF TERMS

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
We own mineral interests in approximately 15.5 million acres, with an average 45.7% ownership interest in that acreage. We also own nonparticipating royalty interests in 1.5 million acres and overriding royalty interests in 1.5 million acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in approximately 50,000 producing wells. Our mineral and royalty interests are located in 41 states and in 64 onshore basins in the continental United States. Many of these interests are in active resource plays, including the Bakken/Three Forks in the Williston Basin, the Eagle Ford Shale in South Texas, the Wolfcamp/Spraberry/Bone Spring in the Permian Basin, the Niobrara/Codell Shales in the DJ basin, the Haynesville/Bossier Shales in East Texas/Western Louisiana, and the Fayetteville Shale in the Arkoma Basin, as well as emerging plays such as the Lower Wilcox play in East Texas and the Canyon Lime play in the Texas Panhandle. The combination of the breadth of our asset base and the long-lived, non-cost-bearing nature of our mineral and royalty interests exposes us to potential additional production and reserves from new and existing plays without investing additional capital.
We are a publicly traded Delaware limited partnership formed on September 16, 2014.  On May 6, 2015, we completed our initial public offering of 22,500,000 common units representing limited partner interests at a price to the public of $19.00 per common unit. Our common units trade on the New York Stock Exchange under the symbol "BSM."
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
Our Assets
As of December 31, 2016, our total estimated proved oil and natural gas reserves were 63,425 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of the reserves as of December 31, 2016, approximately 87.2% were proved developed reserves (approximately 78.2% proved developed producing and 9.0% proved developed non-producing) and approximately 12.8% were proved undeveloped reserves. At December 31, 2016, our estimated proved reserves were 29.0% oil and 71.0% natural gas.
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
We collectively refer to these working interests as our “working-interest participation program.” When we participate in non-operated working-interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Our 2017 drilling capital expenditure budget associated with our working-interest participation program is expected to range between $50 and $60 million. Approximately 90% of our 2017 drilling capital budget will be spent in the Haynesville/Bossier play with the remainder spent in various plays including the Bakken/Three Forks and Wolfcamp plays. As of December 31, 2016, we owned non-operated working interests in over 8,500 gross (328 net) wells.
Working interest production represented 35.0% of our total production volumes during the year ended December 31, 2016.

Our Properties
Material Basins and Producing Regions
We may own more than one type of interest in the same tract of land. For example, where we have acquired working interests through our working-interest participation program in a given tract, our working-interest acreage in that tract will relate to the same acres as our mineral-interest acreage in that tract. Consequently, some of the acreage shown for one type of interest above may also be included in the acreage shown for another type of interest. Because of our working-interest participation program, overlap between working-interest acreage and mineral-and-royalty-interest acreage is significant, while overlap between the different types of mineral and royalty interests is not significant. The following table describes our mineral and royalty interests and working interests:

	Acreage as of December 31, 2016					Average Daily Production (Boe/d) For the Year Ended December 31, 2016
	Mineral and Royalty Interests			Working Interests[1]
USGS Petroleum Province[2]	Mineral Interests	NPRIs	ORRIs	Gross	Net
Louisiana-Mississippi Salt Basins	5,446,455	162,199	18,846	49,170	6,203	5,053
Western Gulf (onshore)	1,597,765	213,111	98,752	116,134	17,394	6,191
Williston Basin	1,323,172	62,133	31,884	54,734	7,741	4,061
Palo Duro Basin	1,016,847	22,791	1,120	—	—	24
Permian Basin	1,016,197	587,167	177,275	8,113	4,731	1,441
Anadarko Basin	550,740	13,723	180,157	31,313	21,294	1,909
Appalachian Basin	490,274	416	14,836	—	—	874
East Texas Basin	456,110	44,429	30,640	151,811	51,589	6,906
Arkoma Basin	338,767	9,087	37,957	9,045	2,333	1,614
Bend Arch-Fort Worth Basin	144,246	55,205	40,249	53,606	13,585	427
Southwestern Wyoming	22,338	—	75,577	15,336	2,477	454
Other	3,113,014	310,992	798,542	39,408	8,924	2,729
Total	15,515,925	1,481,253	1,505,835	528,670	136,271	31,683

1 Excludes acreage for which we have incomplete seller records.
2 The basins and regions shown in the table are consistent with U.S. Geological Survey (“USGS”) delineations of petroleum provinces of onshore and state offshore areas in the continental United States. We refer to these petroleum provinces as “basins” or “regions.”
The following is an overview of the U.S. basins and regions we consider most material to our current and future business.

•
Louisiana-Mississippi Salt Basins. The Louisiana-Mississippi Salt Basins region ranges from northern Louisiana and southern Arkansas through south central and southern Mississippi, southern Alabama, and the Florida Panhandle. The Haynesville/Bossier plays, which have been extensively delineated through drilling, are the most prospective and most active unconventional plays for natural gas production and reserves within this region. Approximately half of the Haynesville/Bossier plays’ prospective acreage is within the Louisiana-Mississippi Salt Basins region, where we own significant mineral and royalty interests and working interests. There are a number of additional conventional and unconventional plays in this region in which we hold considerable mineral and royalty interests, including the Brown Dense, Cotton Valley, Hosston, Norphlet, Smackover, Tuscaloosa Marine Shale, and Wilcox plays.

•
Western Gulf (onshore). The Western Gulf region, which ranges from South Texas through southeastern Louisiana, includes a variety of both conventional and unconventional plays. We have extensive exposure to the Eagle Ford Shale in South Texas, where we are experiencing a significant level of development drilling on our mineral interests within the oil and rich-gas and condensate areas of the play. In addition to the Eagle Ford Shale play, there are a number of other conventional and unconventional plays to which we have exposure to in the region, including the Austin Chalk, Buda, Eaglebine (or Maness) Shale, Frio, Glenrose, Olmos, Woodbine, Vicksburg, Wilcox, and Yegua plays.

•
Williston Basin. The Williston Basin stretches through the western half of North Dakota, the northwest part of South Dakota, and eastern Montana and includes plays such as the Bakken/Three Forks plays, where we have significant exposure through our mineral and royalty interests as well as through our working interests. We are also exposed to other well-known plays in the basin, including the Duperow, Mission Canyon, Madison, Ratcliff, Red River, and Spearfish plays.

•
Palo Duro Basin. The Palo Duro Basin covers much of the Texas Panhandle but also occupies a small portion of the Oklahoma Panhandle and extends partially into New Mexico to the west. We have a significant acreage position in the Palo Duro Basin, much of which underlies an unconventional oil play in the Canyon Lime. We are also well positioned relative to a number of other conventional and unconventional plays in the Palo Duro Basin, including the Brown Dolomite, Canyon Wash, Cisco Sand, and Strawn Wash plays.

•
Permian Basin. The Permian Basin ranges from southeastern New Mexico into West Texas and is currently one of the most active areas for drilling in the United States. It includes three geologic provinces: the Midland Basin to the east, the Delaware Basin to the west, and the Central Basin Platform in between. Our acreage underlies prospective areas for the Wolfcamp play in the Midland and Delaware Basins, the Spraberry formation in the Midland Basin, and the Bone Spring formation in the Delaware Basin, which are among the plays most actively targeted by drillers within the basin. In addition to these plays, we own mineral and royalty interests that are prospective for a number of other conventional and unconventional plays in the Permian Basin, including the Atoka, Clearfork, Ellenberger, San Andres, Strawn, and Wichita Albany plays.

•
Anadarko Basin. The Anadarko Basin encompasses the Texas Panhandle, southeastern Colorado, southwestern Kansas, and western Oklahoma. We own mineral and royalty interests as well as working interests in prospective areas for most of the prolific plays in this basin, including the Granite Wash, Atoka, Cleveland, Meramac, and Woodford Shale plays. Other plays in which we hold interests in prospective acreage include the Cottage Grove, Hogshooter, Marmaton, Springer, and Tonkawa plays.

•
Appalachian Basin. The Appalachian Basin covers most of Pennsylvania, eastern Ohio, West Virginia, western Maryland, eastern Kentucky, central Tennessee, western Virginia, northwestern Georgia, and northern Alabama. The basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of western Pennsylvania, northern West Virginia, and eastern Ohio. In addition to the Marcellus Shale, there are a number of other conventional and unconventional plays to which we have material exposure in the Appalachian Basin, including the Berea, Big Injun, Devonian, Huron, Rhinestreet, and Utica plays.

•
East Texas Basin. The East Texas Basin ranges from central East Texas to northeast Texas and includes the Haynesville/Bossier plays and the Cotton Valley play, which are among the most prolific natural gas plays in the basin. We own a material acreage position in the southern Shelby Trough area of the Haynesville/Bossier plays located in San Augustine, Nacogdoches, and Angelina Counties, which is one of the most active areas being drilled today for that play in the East Texas Basin. There are other active plays to which we have significant exposure, including the Bossier Sand, Goodland Lime, James Lime, Pettit, Travis Peak, Smackover, and Woodbine plays.

•
Arkoma Basin. The Arkoma Basin stretches from southeast Oklahoma through central Arkansas. The Fayetteville Shale play is one of the basin’s most significant unconventional natural gas plays. We own material mineral and royalty interests within the prospective area of the Fayetteville Shale. In addition, we have exposure to a number of other conventional and unconventional plays in the basin, including the Atoka, Cromwell, Dunn, Hale, and Woodford Shale plays.

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

•
Southwestern Wyoming. The Southwestern Wyoming region covers most of southern and western Wyoming. The Pinedale Anticline is one of the region’s largest producing fields and mainly produces from the Lance formation. We have a meaningful position in the Pinedale Anticline, and we have interests prospective for other plays as well, including the Mesaverde, Niobrara, and Wasatch plays.

Interests by USGS Petroleum Province
The following tables present information about our mineral-and-royalty-interest and non-operated working-interest acreage, production, and well count by USGS petroleum province.
Mineral Interests
The following table sets forth information about our mineral interests:

				Average Daily Production (Boe/d)
	As of December 31, 2016			For the Year Ended December 31,
USGS Petroleum Province[1]	Acres	Average Ownership Interest[2]	Average Ownership Leased[3]	2016	2015	2014
Louisiana-Mississippi Salt Basins	5,446,455	53.4%	9.6%	3,415	3,384	4,061
Western Gulf (onshore)	1,597,765	55.0%	34.7%	4,526	5,021	4,099
Williston Basin	1,323,172	14.8%	35.4%	2,534	2,430	1,989
Palo Duro Basin	1,016,847	46.5%	7.2%	24	23	16
Permian Basin	1,016,197	14.0%	66.6%	1,035	585	566
Black Warrior Basin	592,968	54.6%	2.3%	—	39	41
Eastern Great Basin	567,749	96.7%	0.1%	39	—	—
Anadarko Basin	550,740	32.7%	59.6%	673	959	790
Appalachian Basin	490,274	39.8%	22.1%	163	80	89
East Texas Basin	456,110	52.7%	39.4%	1,854	884	793
Arkoma Basin	338,767	53.7%	27.6%	1,302	1,458	1,646
Western Great Basin	338,303	90.5%	–	—	—	—
Piedmont	179,879	67.8%	–	—	—	—
North-Central Montana	171,026	13.7%	27.8%	9	4	7
Atlantic Coastal Plain	164,670	12.8%	28.8%	199	—	—
Bend Arch-Fort Worth Basin	144,246	20.5%	33.3%	—	392	252
Cherokee Platform	111,027	13.8%	32.4%	34	41	46
Florida Peninsula	90,744	12.1%	47.6%	2	—	—
Illinois Basin	80,864	53.1%	8.0%	3	2	1
Powder River Basin	67,055	11.3%	12.3%	—	56	3
Other	771,067	32.1%	20.4%	1,295	301	317
Total	15,515,925	45.7%	22.0%	17,107	15,659	14,716

1 The basins and regions shown in the table are consistent with USGS petroleum-province delineations.
2 Ownership interest is equal to the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflects the weighted averages of our ownership interests in all tracts in the basin or region. Our weighted-average mineral royalty for all of our mineral interests is approximately 20%, which may be multiplied by our ownership interest to approximate the average royalty interest in our mineral and royalty interests.
3 The average percent leased reflects the weighted average of our leased acres relative to our total acreage on a tract-by-tract basis in the basin or region.

NPRIs
The following table sets forth information about our NPRIs:

				Average Daily Production (Boe/d)
	As of December 31, 2016			For the Year Ended December 31,
USGS Petroleum Province[1]	Acres	Average Royalty Interest[2]	Average Percent Leased[3]	2016	2015	2014
Permian Basin	587,167	2.1%	47.5%	19	31	11
Western Gulf (onshore)	213,111	4.6%	46.0%	14	10	14
Louisiana-Mississippi Salt Basins	162,199	4.9%	48.3%	1	—	<1
North-Central Montana	134,559	3.0%	9.3%	—	—	—
Marathon Thrust Belt	117,442	4.9%	1.6%	—	—	—
Williston Basin	62,133	2.6%	33.0%	92	106	64
Bend Arch-Fort Worth Basin	55,205	4.1%	12.1%	1	—	3
East Texas Basin	44,429	2.7%	80.3%	179	381	2
Powder River Basin	33,467	6.1%	7.2%	—	—	—
Palo Duro Basin	22,791	3.8%	1.7%	—	—	—
Anadarko Basin	13,723	3.6%	94.3%	18	8	2
Arkoma Basin	9,087	2.6%	83.8%	13	21	—
Cambridge Arch-Central Kansas Uplift	8,903	5.5%	83.7%	—	—	—
Southwest Montana	4,367	6.2%	7.3%	—	—	—
Cherokee Platform	2,635	4.6%	33.4%	—	—	—
Nemaha Uplift	2,334	1.6%	41.4%	—	—	—
Montana Thrust Belt	2,242	4.1%	–	—	—	—
Sedgwick Basin	1,850	2.5%	82.2%	—	—	—
Black Warrior Basin	1,500	0.3%	100.0%	—	—	—
Uinta-Piceance Basin	560	1.0%	–	—	—	—
Other	1,549	5.7%	22.6%	180	185	151
Total	1,481,253	3.4%	38.4%	518	742	247

1 The basins and regions shown in the table are consistent with USGS petroleum-province delineations.
2 Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in the basin or region. NPRIs may be denominated as a “fractional royalty,” which entitles the owner to the stated fraction of gross production, or a “fraction of royalty,” where the stated fraction is multiplied by the lease royalty. In cases where our land documentation does not specify the form of NPRI, we have assumed a fractional royalty for purposes of the average royalty interests shown above.
3 The average percent leased reflects the weighted average of our leased acres relative to our total acreage on a tract-by-tract basis in the basin or region.

ORRIs
The following table sets forth information about our ORRIs:

			Average Daily Production (Boe/d)
	As of December 31, 2016		For the Year Ended December 31,
USGS Petroleum Province[1]	Acres	Average Royalty Interest[2]	2016	2015	2014
North-Central Montana	457,897	2.5%	13	35	36
Anadarko Basin	180,157	2.4%	200	232	253
Permian Basin	177,275	0.8%	64	72	60
Western Gulf (onshore)	98,752	1.7%	157	262	166
Powder River Basin	85,078	3.6%	45	98	50
Southwestern Wyoming	75,577	2.0%	451	529	530
Uinta-Piceance Basin	63,503	1.6%	24	37	32
Michigan Basin	56,512	1.0%	18	21	21
Bend Arch-Fort Worth Basin	40,249	4.7%	108	160	166
Arkoma Basin	37,957	3.0%	23	29	23
San Juan Basin	36,239	1.1%	6	3	3
Williston Basin	31,884	2.1%	59	76	54
East Texas Basin	30,640	3.6%	96	81	100
Northern Alaska	20,039	1.7%	28	32	27
Paradox Basin	19,269	1.1%	—	2	2
Louisiana-Mississippi Salt Basins	18,846	3.3%	705	1,185	903
Denver Basin	15,880	3.2%	117	83	91
Appalachian Basin	14,836	2.6%	693	—	—
Wind River Basin	7,090	1.3%	27	33	31
Cambridge Arch-Central Kansas Uplift	5,762	3.8%	3	5	4
Other	32,393	1.6%	156	911	884
Total	1,505,835	2.2%	2,993	3,886	3,436

1 The basins and regions shown in the table are consistent with USGS petroleum-province delineations.
2 Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in the basin or region.

Working Interests
The following table sets forth information about our non-operated working interests:

			Average Daily Production (Boe/d)
	As of December 31, 2016		For the Year Ended December 31,
USGS Petroleum Province[1]	Gross Acres[2]	Net Acres[2]	2016	2015	2014
East Texas Basin	151,811	51,589	4,776	2,341	1,564
Western Gulf (onshore)	116,134	17,394	1,494	1,234	786
Williston Basin	54,734	7,741	1,377	1,425	1,386
Bend Arch-Fort Worth Basin	53,606	13,585	118	108	129
Louisiana-Mississippi Salt Basins	49,170	6,203	932	1,007	2,077
Anadarko Basin	31,313	21,294	1,018	1,205	1,402
Southwestern Wyoming	15,336	2,477	11	1	6
Michigan Basin	13,287	1,330	6	6	6
Powder River Basin	13,016	3,389	103	169	121
Arkoma Basin	9,045	2,333	277	341	360
Permian Basin	8,113	4,731	323	214	204
Denver Basin	4,923	1,040	130	5	4
Paradox Basin	2,602	1,281	4	5	5
North-Central Montana	2,080	605	1	1	1
Uinta-Piceance Basin	1,005	482	68	—	—
San Juan Basin	960	334	15	11	9
Wind River Basin	440	43	—	—	—
Southern Oklahoma	390	92	132	174	141
Cherokee Platform	328	137	1	5	9
Illinois Basin	200	16	—	—	—
Other	177	176	279	128	109
Total	528,670	136,272	11,065	8,380	8,319

1 The basins and regions shown in the table are consistent with USGS petroleum-province delineations.
2 Excludes acreage that is not quantifiable due to incomplete seller records.

Wells
The following table sets forth information about our mineral-and-royalty-interest and working-interest wells as of December 31, 2016:

Mineral and Royalty Interests		Working Interests
USGS Petroleum Province[1]	Gross Well Count[2]	USGS Petroleum Province[1]	Gross Well Count[2]
Permian Basin	21,887	Anadarko Basin	2,777
Anadarko Basin	3,672	Uinta-Piceance Basin	1,037
Williston Basin	3,034	Permian Basin	796
Louisiana-Mississippi Salt Basin	2,981	Arkoma Basin	727
East Texas Basin	2,925	Western Gulf (onshore)	595
Western Gulf (onshore)	2,887	East Texas Basin	567
Arkoma Basin	1,889	Williston Basin	541
Uinta-Piceance Basin	1,321	Louisiana-Mississippi Salt Basin	433
Bend Arch - Fort Worth Basin	1,173	Southern Oklahoma	408
Michigan Basin	971	Bend Arch - Fort Worth Basin	198
Appalachian Basin	826	Appalachian Basin	192
Southwestern Wyoming	684	Nemaha Uplift	105
Cherokee Platform	664	Powder River Basin	66
Denver Basin	558	Michigan Basin	62
North-Central Montana	532	Denver Basin	21
San Juan Basin	530	Cherokee Platform	14
Nemaha Uplift	502	North-Central Montana	10
San Joaquin Basin	465	Paradox Basin	8
Powder River Basin	399	Black Warrior Basin	5
Southern Oklahoma	376	Southwestern Wyoming	5
Other	1,666	Other	10
Total	49,942	Total	8,577

1 The basins and regions shown in the table are consistent with USGS petroleum-province delineations.
2 We own both mineral and royalty interests and working interests in 3,259 of the wells shown in each column above.

Material Resource Plays
We may own more than one type of interest in the same tract of land. For example, where we have acquired working interests through our working-interest participation program in a given tract, our working-interest acreage in that tract will relate to the same acres as our mineral-interest acreage in that tract. Consequently, some of the acreage shown for one type of interest above may also be included in the acreage shown for another type of interest. Because of our working-interest participation program, overlap between working-interest acreage and mineral-and-royalty-interest acreage is significant, while overlap between the different types of mineral and royalty interests is not significant. The following table presents information about our mineral-and-royalty-interest and working-interest acreage by the resource plays we consider most material to our current and future business. These plays accounted for 63% of our aggregate production for the year ended December 31, 2016.

	Acreage as of December 31, 2016[1]
	Mineral and Royalty Interests			Working Interests
Resource Play[2]	Mineral Interests	NPRIs	ORRIs	Gross	Net
Bakken Shale	309,892	36,341	13,210	50,159	7,105
Three Forks	296,343	33,522	12,530	50,361	6,732
Haynesville Shale	283,401	7,255	14,719	183,337	53,546
Bossier Shale	252,458	1,816	8,642	170,716	52,130
Marcellus Shale	240,784	—	13,356	—	—
Canyon Lime	219,279	—	—	—	—
Wolfcamp - Midland	187,152	97,860	125,817	160	4
Tuscaloosa Marine Shale	181,497	23,397	689	—	—
Granite Wash	102,786	5,031	86,556	4,840	1,254
Fayetteville Shale	71,089	3,918	11,708	—	—
Barnett Shale	62,732	4,164	36,155	13,417	7,747
Eagle Ford Shale	60,743	86,152	48,920	1,147	87
Wolfcamp - Delaware	44,520	28,061	4,643	2,642	971

1 Excludes acreage for which we have incomplete seller records.
2 The plays above have been delineated based on information from the Energy Information Administration ("EIA"), the USGS, or state agencies, or according to areas of the most active industry development.

Interests by Resource Play
The following tables present information about our mineral-and-royalty-interest and non-operated working-interest acreage, and production by resource play. As with the acreage shown for the basins and regions above, we may own more than one type of interest in the same tract of land. Consequently, some of the acreage shown for one type of interest below may also be included in the acreage shown for another type of interest.
Mineral Interests
The following table sets forth information about our mineral interests:

				Average Daily Production (Boe/d)
	As of December 31, 2016			For the Year Ended December 31,
Resource Play[1]	Acres	Average Ownership Interest[2]	Average Ownership Leased[3]	2016	2015	2014
Bakken Shale	309,892	18.1%	72.0%	1,659	1,746	1,275
Three Forks	296,343	17.7%	73.4%	968	823	626
Haynesville Shale	283,401	63.6%	66.7%	3,727	2,728	3,152
Bossier Shale	252,458	69.0%	64.6%	330	351	548
Marcellus Shale	240,784	14.5%	34.8%	111	71	74
Canyon Lime	219,279	30.6%	20.8%	16	8	1
Wolfcamp - Midland	187,152	4.8%	97.3%	136	76	27
Tuscaloosa Marine Shale	181,497	60.8%	68.0%	52	46	6
Granite Wash	102,786	15.2%	57.7%	167	194	241
Fayetteville Shale	71,089	55.8%	77.6%	1,181	1,349	1,529
Barnett Shale	62,732	15.5%	58.0%	181	239	228
Eagle Ford Shale	60,743	15.5%	83.8%	2,095	2,355	1,595
Wolfcamp - Delaware	44,520	19.2%	94.9%	437	148	132

1 The plays above have been delineated based on information from the EIA, the USGS, or state agencies, or according to areas of the most active industry development.
2 Ownership interest is equal to the percentage that our undivided ownership interest in a tract bears to the entire tract. The per-play average ownership interests shown above reflect the weighted average of our ownership interests in all tracts in the play. Our weighted-average mineral royalty for all of our mineral interests is approximately 20%, which may be multiplied by our ownership interest to approximate the average royalty interest in our mineral and royalty interests.
3 The average percent leased reflects the weighted average of our leased acres relative to our total acreage on a tract-by-tract basis in the play.

NPRIs
The following table sets forth information about our NPRIs:

				Average Daily Production (Boe/d)
	As of December 31, 2016			For the Year Ended December 31,
Resource Play[1]	Acres	Average Royalty Interest[2]	Average Percent Leased[3]	2016	2015	2014
Wolfcamp - Midland	97,860	0.7%	75.3%	11	22	5
Eagle Ford Shale	86,152	1.5%	28.4%	14	3	7
Bakken Shale	36,341	1.4%	51.3%	63	56	37
Three Forks	33,522	1.2%	54.8%	36	50	27
Wolfcamp - Delaware	28,061	0.4%	83.1%	4	1	2
Tuscaloosa Marine Shale	23,397	0.5%	93.2%	—	—	—
Haynesville Shale	7,255	4.1%	97.1%	167	325	—
Granite Wash	5,031	0.8%	100.0%	16	5	<1
Barnett Shale	4,164	2.7%	86.9%	1	—	2
Fayetteville Shale	3,918	0.1%	100.0%	13	—	—
Bossier Shale	1,816	2.8%	54.1%	11	53	—
Canyon Lime	—	–	–	—	—	—
Marcellus Shale	—	–	–	—	—	—

1 The plays above have been delineated based on information from the EIA, the USGS, or state agencies, or according to areas of the most active industry development.
2 Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis for the given area. NPRIs may be denominated as a “fractional royalty,” which entitles the owner to the stated fraction of gross production, or a “fraction of royalty,” where the stated fraction is multiplied by the lease royalty. In cases where our land documentation does not specify the form of NPRI, we have assumed a fractional royalty for purposes of the average royalty interests shown above.
3 The average percent leased reflects the weighted average of our leased acres relative to our total acreage on a tract-by-tract basis in the play.

ORRIs
The following table sets forth information about our ORRIs:

			Average Daily Production (Boe/d)
	As of December 31, 2016		For the Year Ended December 31,
Resource Play[1]	Acres	Average Royalty Interest[2]	2016	2015	2014
Wolfcamp - Midland	125,817	0.3%	<1	5	3
Granite Wash	86,556	1.2%	155	115	191
Eagle Ford Shale	48,920	2.2%	95	204	96
Barnett Shale	36,155	4.9%	109	158	163
Haynesville Shale	14,719	4.4%	686	1,111	816
Marcellus Shale	13,356	2.3%	37	6	—
Bakken Shale	13,210	1.2%	34	41	27
Three Forks	12,530	1.2%	21	27	18
Fayetteville Shale	11,708	4.1%	—	—	—
Bossier Shale	8,642	4.7%	28	57	60
Wolfcamp - Delaware	4,643	2.1%	—	—	—
Tuscaloosa Marine Shale	689	7.8%	<1	—	<1
Canyon Lime	—	–	—	—	—

1 The plays above have been delineated based on information from the EIA, the USGS, or state agencies, or according to areas of the most active industry development.
2 Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in this play.

Working Interests
The following table sets forth information about our working interests.

			Average Daily Production (Boe/d)
	As of December 31, 2016		For the Year Ended December 31,
Resource Play[1]	Gross Acres[2]	Net Acres[2]	2016	2015	2014
Haynesville Shale	183,337	53,546	5,077	2,909	3,136
Bossier Shale	170,716	52,130	309	135	199
Three Forks	50,361	6,732	491	551	491
Bakken Shale	50,159	7,105	864	792	855
Barnett Shale	13,417	7,747	87	104	124
Granite Wash	4,840	1,254	429	537	647
Wolfcamp - Delaware	2,642	971	150	23	33
Eagle Ford Shale	1,147	87	76	11	—
Wolfcamp - Midland	160	4	1	—	1
Canyon Lime	—	—	—	—	—
Fayetteville Shale	—	—	23	—	—
Marcellus Shale	—	—	<1	—	—
Tuscaloosa Marine Shale	—	—	—	—	—

1 The plays above have been delineated based on information from the EIA, the USGS, or state agencies, or according to areas of the most active industry development.
2 Excludes acreage that is not quantifiable due to incomplete seller records.

Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The information included in this Annual Report on Form 10-K relating to our estimated proved oil and natural gas reserves is based upon a reserve report prepared by NSAI, a third-party petroleum engineering firm, as of December 31, 2016.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations, and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserve report incorporated herein is Mr. J. Carter Henson, Jr. Mr. Henson, a Licensed Professional Engineer in the State of Texas (License No. 73964), has been practicing consulting petroleum engineering at NSAI since 1989 and has over 8 years of prior industry experience. He graduated from Rice University in 1981 with a Bachelor of Science Degree in Mechanical Engineering. As technical principal, Mr. Henson meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report as of December 31, 2016 is attached as an exhibit to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Brock Morris, our Senior Vice President, Engineering and Geology, is primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Morris is a petroleum engineer with approximately 31 years of reservoir-engineering and operations experience.
Our historical proved reserve estimates were prepared in accordance with our internal control procedures. Throughout the year, our technical team met with NSAI to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with our prescribed internal control procedures. Our internal controls over the reserves estimation process include verification of input data used in the reserves evaluation software as well as reviews by our internal engineering staff and management, which include the following:

•	Comparison of historical operating expenses from the lease operating statements to the operating costs input in the reserves database;

•	Review of working interests and net revenue interests in the reserves database against our well ownership system;

•	Review of historical realized commodity prices and differentials from index prices compared to the differentials used in the reserves database;

•	Evaluation of capital cost assumptions derived from Authority for Expenditure ("AFE") estimates received;

•	Review of actual historical production volumes compared to projections in the reserve report;

•	Discussion of material reserve variances among our internal reservoir engineers and our Senior Vice President, Engineering and Geology; and

•	Review of preliminary reserve estimates by our President and Chief Executive Officer with our internal technical staff.
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of our estimated proved reserves as of December 31, 2016 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
In order to establish reasonable certainty with respect to our estimated net proved reserves NSAI employed technologies including, but not limited to, electrical logs, radioactivity logs, core analysis, geologic maps, and available down hole pressure and production data, seismic data, and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. In addition to assessing reservoir continuity, geologic data from well logs, core analyses, and seismic data were used to estimate original oil and natural gas in place.

Summary of Estimated Proved Reserves
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31, 2016[1]	As of December 31, 2015
	(Unaudited)	(Unaudited)
Estimated proved developed reserves[2]:
Oil (MBbls)	18,150	15,497
Natural gas (MMcf)	223,057	174,555
Total (MBoe)	55,327	44,590
Estimated proved undeveloped reserves[3]:
Oil (MBbls)	218	345
Natural gas (MMcf)	47,282	29,120
Total (MBoe)	8,098	5,198
Estimated proved reserves:
Oil (MBbls)	18,368	15,842
Natural gas (MMcf)	270,339	203,675
Total (MBoe)	63,425	49,788
Percent proved developed	87.2%	89.6%

1 Estimates of reserves as of December 31, 2016 were prepared using oil and natural gas prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period January through December 2016. For oil volumes, the average WTI spot oil price of $42.75 per barrel is used for estimates of reserves for all the properties as of December 31, 2016. These average prices are adjusted for quality, transportation fees, and market differentials.  For natural gas volumes, the average Henry Hub price of $2.48 per MMBTU is used for estimates of reserves for all the properties as of December 31, 2016. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties are $37.50 per barrel for oil and $2.14 per Mcf for natural gas. Reserve estimates do not include any value for probable or possible reserves that may exist. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas may vary substantially from these estimates.
2 Proved developed reserves of 74 MBoe as of December 31, 2016 were attributable to noncontrolling interests in our consolidated subsidiaries.
3 As of December 31, 2016, no proved undeveloped reserves were attributable to noncontrolling interests in our consolidated subsidiaries.
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

Additional information regarding our estimated proved reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the estimated proved reserve report as of December 31, 2016, which are included as exhibits to this Annual Report.

Estimated Proved Undeveloped Reserves
As of December 31, 2016, our PUDs comprised 218 MBbls of oil and 47,282 MMcf of natural gas, for a total of 8,098 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following tables summarizes our changes in PUDs during the year ended December 31, 2016 (in MBoe):

Proved Undeveloped Reserves
(Unaudited)
Balance as of December 31, 2015	5,198
Acquisitions of reserves	—
Extensions and discoveries	7,403
Revisions of previous estimates	548
Transfers to estimated proved developed	(5,051)
Balance as of December 31, 2016	8,098

There were no PUD reserves acquired during the year ended December 31, 2016. New PUD reserves totaling 7,403 MBoe were added during the year ended December 31, 2016, resulting primarily from development activities in the Haynesville/Bossier and Bakken plays, and proposals for new wells from our operators in those plays.
During the year ended December 31, 2016, we had reductions of 69 Mboe related to wells removed from PUD status as a result of stale permits or updated operator information. This was offset by increases in previous estimates of 617 Mboe based on performance from offset and analog production. This resulted in a total upward revision of 548 Mboe comprised of an increase of 3,507 MMcf natural gas reserves and a decrease of 36 Mbbl of oil reserves.
Costs incurred relating to the development of locations that were classified as PUDs at December 31, 2015 were $28.9 million during the year ended December 31, 2016. Additionally, during the year ended December 31, 2016, we incurred $42.9 million drilling and completing other wells which were not classified as PUDs as of December 31, 2015. Estimated future development costs during the year ended December 31, 2017 relating to the development of PUD reserves at December 31, 2016 are projected to be approximately $35.9 million. All of our PUD drilling locations as of December 31, 2016 are scheduled to be drilled within five years or less from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have received and approved an authorization for expenditure and which remained undrilled as of December 31, 2016. As of December 31, 2016, approximately 12.8% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2016, 31.7% of our production and 53.7% of our oil and natural gas revenues were related to oil and condensate production and sales. During the same period, natural gas and natural gas liquids were 68.3% of our production and 46.3% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Production:
Oil and condensate (MBbls)[1]	3,680	3,565	3,005
Natural gas (MMcf)[1]	47,498	41,389	42,273
Total (MBoe)	11,596	10,463	10,051
Average daily production (MBoe/d)	31.7	28.7	27.5
Realized Prices[2]:
Oil and condensate (per Bbl)	$38.69	$45.87	$85.65
Natural gas and natural gas liquids (per Mcf)[1]	$2.59	$2.80	$4.91
Unit Cost per Boe:
Production costs and ad valorem taxes	$3.06	$3.42	$4.93

1 As a mineral-and-royalty interest owner, we are often provided insufficient and inconsistent data by our operators related to NGLs. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. As such, the realized prices for natural gas account for all value attributable to NGLs. The oil and condensate production volumes and natural gas production volumes do not include NGL volumes.
2 Excludes the effect of commodity derivative instruments.
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells. As of December 31, 2016, we owned mineral and royalty interests or working interests in 55,260 productive wells, which consisted of 34,645 oil wells and 20,615 natural gas wells. As of December 31, 2016, we owned mineral and royalty interests in 49,942 productive wells, which consisted of 33,799 oil wells and 16,143 natural gas wells, and working interests in 8,577 gross productive wells and 328 net productive wells, which consisted of 2,981 gross (58 net) productive oil wells and 5,596 gross (270 net) productive natural gas wells. We own both mineral and royalty interests and working interests in 3,259 of these wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral interests as of December 31, 2016:

State	Developed Acreage	Undeveloped Acreage	Total Acreage
Texas	345,935	3,942,268	4,288,203
Mississippi	4,816	2,389,431	2,394,247
Alabama	2,699	2,045,661	2,048,360
Arkansas	4,767	1,264,324	1,269,091
North Dakota	16,041	994,028	1,010,069
Nevada	—	792,428	792,428
Florida	—	744,341	744,341
Louisiana	35,354	518,604	553,958
Montana	20,765	479,028	499,793
Oklahoma	117,952	367,857	485,809
Other	81,557	1,348,069	1,429,626
Total	629,886	14,886,039	15,515,925

The following table sets forth information relating to our acreage for our NPRIs as of December 31, 2016:

State	Developed Acreage	Undeveloped Acreage	Total Acreage
Texas	203,655	818,363	1,022,018
Montana	11,684	169,409	181,093
Mississippi	10,506	62,798	73,304
Louisiana	10,508	62,203	72,711
North Dakota	18,540	18,616	37,156
Arkansas	3,974	29,070	33,044
Wyoming	1,360	17,160	18,520
New Mexico	14,289	960	15,249
Oklahoma	6,976	5,749	12,725
Kansas	9,042	2,983	12,025
Other	367	3,041	3,408
Total	290,901	1,190,352	1,481,253

The following table sets forth information relating to our acreage for our ORRIs as of December 31, 2016:

State	Developed Acreage	Undeveloped Acreage	Total Acreage
Montana	295,401	165,496	460,897
Texas	292,352	57,002	349,354
Wyoming	133,702	40,045	173,747
Oklahoma	157,339	2,006	159,345
Utah	40,510	26,163	66,673
New Mexico	46,151	13,868	60,019
Michigan	55,272	1,239	56,511
Colorado	27,108	9,899	37,007
Louisiana	15,264	17,886	33,150
Alaska	7,664	12,375	20,039
Other	74,448	14,641	89,089
Total	1,145,211	360,620	1,505,831
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2016:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Texas	196,818	53,438	148,661	44,391	345,479	97,829
North Dakota	43,369	6,381	7,564	763	50,933	7,144
Louisiana	31,608	4,114	14,408	1,436	46,016	5,550
Wyoming	22,290	4,168	6,358	1,596	28,648	5,764
Michigan	13,208	1,330	79	—	13,287	1,330
Oklahoma	11,703	3,070	10	3	11,713	3,073
Colorado	7,725	2,601	—	—	7,725	2,601
Kansas	6,480	6,213	921	—	7,401	6,213
New Mexico	6,238	3,622	160	80	6,398	3,702
South Dakota	2,160	504	880	55	3,040	559
Other	6,536	2,146	1,494	361	8,030	2,507
Total	348,135	87,587	180,535	48,685	528,670	136,272

The following table lists the net undeveloped acres, the net acres expiring in the years ending December 31, 2017, 2018, and 2019, and, where applicable, the net acres expiring that are subject to extension options:

	2017 Expirations		2018 Expirations		2019 Expirations
Net Undeveloped Acreage	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
48,685	17,204	151	12,491	—	1,652	281

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

	For the Year Ended December 31,
	2016	2015	2014
Gross development wells:
Productive	47.0	74.0	222.0
Dry	—	1.0	1.0
Total	47.0	75.0	223.0
Net development wells:
Productive	4.7	2.9	7.3
Dry	—	<0.1	—
Total	4.7	2.9	7.3
Gross exploratory wells:
Productive	—	—	1.0
Dry	—	—	1.0
Total	—	—	2.0
Net exploratory wells:
Productive	—	—	<0.1
Dry	—	—	—
Total	—	—	<0.1

As of December 31, 2016, we had 20 wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure that are not reflected in the above table.

Environmental Matters
Oil and natural gas exploration, development, and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state, and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations that often require compliance measures that carry substantial administrative, civil, and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive, and other protected areas, require action to prevent, or remediate pollution from current or historic operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses, and authorizations, require that additional pollution controls be installed, and impose substantial liabilities for pollution resulting from operations. The strict, joint, and several liability nature of such laws and regulations could impose liability upon our operators, or us as working-interest owners if the operator fails to perform, regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. In addition, many environmental statues contain citizen suit provisions, and environmental groups frequently use these provisions to oppose oil and natural gas exploration and development activities and related projects. Changes in environmental laws and regulations occur frequently, and any changes that impact our operators and result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect our business and prospects. Below is a summary of environmental laws applicable to our operators.
Waste Handling
The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations      promulgated thereunder, affect oil and natural gas exploration, development, and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non- hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development, and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute “solid wastes” that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to require oil and natural gas exploration, development, and production wastes to become subject to more stringent waste handling requirements. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. Removal of RCRA’s exemption for exploration and production wastes has the potential to significantly increase waste disposal costs, which in turn will result in increased operating costs and could adversely impact production on our properties. Administrative, civil, and criminal penalties can be imposed for failure to comply with waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our operators’ capital expenditures and operating expenses, which in turn could affect production from our properties and adversely affect our business and prospects.
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
In addition, while the SDWA, generally excludes hydraulic fracturing from the definition of underground injection, it does not exclude hydraulic fracturing involving the use of diesel fuels. In 2014, the EPA issued draft permitting guidance governing hydraulic fracturing with diesel fuels. While our operators do not use diesel fuels in their hydraulic fracturing fluids, they may become subject to federal permitting under SDWA if their fracturing formula changes. In addition, the SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that presents an imminent and substantial endangerment to humans, which could result in orders prohibiting or limiting operations. Moreover, the SDWA also regulates saltwater disposal wells under the Underground Injection Control Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of, order disposal wells to cease operations, or limited the construction of new wells. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances.
Noncompliance with the Clean Water Act, SDWA, or the OPA may result in substantial administrative, civil, and criminal penalties, as well as injunctive obligations, all of which could affect production from our properties and adversely affect our business and prospects.
Air Emissions
The federal Clean Air Act and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in August 2012, the EPA adopted new regulations under the Clean Air Act that established new emission control requirements for oil and natural gas production and processing operations. In addition, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8- hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit the ability of our operators to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. More recently, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.
Climate Change
In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an      endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources.      Facilities required to obtain preconstruction permits for their GHG emissions also will be required to meet “best available      control technology” standards that will be established on a case-by-case basis. These EPA rulemakings could adversely affect operations on our properties and restrict or delay the ability of our operators to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include gathering and boosting facilities as well as GHG emissions from completions and workovers of hydraulically fractured wells. Also, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The Bureau of Land Management (“BLM”) finalized similar rules in November 2016 that seek to limit methane emissions from oil and natural gas development on federal and tribal lands through limitations on venting and flaring activities. However, both the U.S. House of Representatives and the Senate have introduced resolutions seeking to repeal the BLM methane rules under the Congressional Review Act and future implementation of the BLM methane rules is uncertain. In any event, the BLM and the EPA methane rules have substantial similarities with respect to pollution control equipment and leak detection and repair (“LDAR”) requirements. These rules could result in increased compliance costs for our operators and require them to make expenditures to purchase pollution control equipment and hire additional personnel to assist with complying with LDAR  requirements, such as increased frequency of inspections and repairs for certain processes and equipment. Consequently, these and other regulations related to controlling GHG emissions could have an adverse impact on our business and results of operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been      significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the      absence of federal climate legislation, a number of state and regional GHG cap and trade programs have emerged. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our operators’ equipment and operations could require them to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas produced from our properties and lower the value of our reserves. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states, as well as state and local climate change initiatives, could adversely affect the oil and natural gas industry, and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events; if any of these effects were to occur, they could have a material adverse effect on our properties and operations.

Hydraulic Fracturing
Our operators engage in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate      production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and      chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but recently the EPA and other federal agencies have asserted jurisdiction over certain aspects of hydraulic fracturing. For example, the EPA has issued final regulations under the federal Clean Air Act governing performance standards, including standards for the capture of air released during hydraulic fracturing; proposed in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants; and issued in May 2014 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and tribal lands including, for example, notice to and pre approval by BLM of the proposed hydraulic fracturing activities; development and pre approval by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals, or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has not proposed to take any action in response to the report’s findings.
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
Title to Properties
Prior to completing an acquisition of oil and natural gas properties, we perform title reviews on high-value tracts. Our title reviews are meant to confirm quantum of oil and natural gas properties being acquired, lease status, and royalties as well as encumbrances and other related burdens. Depending on the materiality of properties, we may obtain a title opinion if we believe additional title due diligence is necessary. As a result, title examinations have been obtained on a significant portion of our properties. After an acquisition, we review the assignments from the seller for scrivener’s and other errors and execute and record corrective assignments as necessary.
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
Marketing and Major Customers
If we were to lose a significant customer, such loss could impact revenue derived from our mineral-and-royalty-interest or working-interest properties. The loss of any single lessee is mitigated by our diversified customer base.  The following table indicates our significant customers that accounted for 10% or more of our total revenues for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Exxon Mobil	11.0%	*	*
Chesapeake Energy Corporation	*	*	10.0%

*	Accounted for less than 10% of total revenues for the period indicated.

Competition
The oil and natural gas business is highly competitive in the exploration for and acquisition of reserves, the acquisition - of minerals and oil and natural gas leases, and personnel required to find and produce reserves. Many companies not only explore for and produce oil and natural gas, but also conduct midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. Certain of our competitors may possess financial or other resources substantially larger than we possess. Our ability to acquire additional minerals and properties and to discover reserves in the future will be dependent upon our ability to identify and evaluate suitable acquisition prospects and to consummate transactions in a highly competitive environment. Oil and natural gas products compete with other sources of energy available to customers, primarily based on price. These alternate sources of energy include coal, nuclear, solar and wind. Changes in the availability or price of oil and natural gas or other sources of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other sources of energy may affect the demand for oil and natural gas.
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
Employees
We are managed and operated by the board of directors and executive officers of our general partner. All of our employees, including our executive officers, are employees of Black Stone Natural Resources Management Company (“Black Stone Management”). As of December 31, 2016, Black Stone Management had 108 full-time employees. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
Facilities
Our principal office location is in Houston, Texas and consists of 55,862 square feet of leased space.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the five years prior to December 31, 2016, the spot price for West Texas Intermediate light sweet crude oil, which we refer to as WTI has ranged from a high of $110.62 per Bbl in 2013 to a low of $26.19 per Bbl in 2016. During the same period, the Henry Hub spot market price of natural gas has ranged from a low of $1.49 in 2016 to a high of $8.15 per MMBtu in 2014. During 2016, the WTI spot price of oil ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On December 31, 2014, the WTI spot price for oil was $53.45 per Bbl and the Henry Hub spot market price of natural gas was $3.14 per MMBtu. On December 31, 2015, the WTI spot price for oil was $37.13 per Bbl and the Henry Hub spot market price of natural gas was $2.28 per MMBtu. On December 31, 2016, the WTI spot price for oil was $53.75 per Bbl, and the Henry Hub spot market price of natural gas was $3.71 per MMBtu.

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
Oil prices have declined substantially from historical highs and may remain depressed for the foreseeable future. Approximately 53.7% of our 2016 oil and natural gas revenues were derived from oil and condensate sales. Any additional decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay the minimum quarterly distribution on all of our outstanding common and subordinated units, perhaps materially.
The spot WTI market price at Cushing, Oklahoma has declined from $98.17 per Bbl on December 31, 2013 to $53.75 per Bbl on December 31, 2016. The reduction in price has been caused by many factors, including substantial increases in U.S. oil production from unconventional (shale) reservoirs, with limited increases in demand. If prices for oil continue to remain depressed for lengthy periods, we may be required to further write down the value of our oil and natural gas properties in addition to impairments taken during 2015 and 2016, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil will continue to negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our bank credit facility and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.
Natural gas prices have declined substantially from historical highs and are expected to remain depressed for the foreseeable future. Approximately 68.3% of our 2016 total production was natural gas, on a “Btu-equivalent” basis. Any additional decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay the minimum quarterly distribution on all of our outstanding common and subordinated units, perhaps materially.
During the nine years prior to December 31, 2016, natural gas prices at Henry Hub have ranged from a high of $13.31 per MMBtu in 2008 to a low of $1.49 per MMBtu in 2016. On December 31, 2016, the Henry Hub spot market price of natural gas was $3.71 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production, based on reports from the EIA, could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas continue to remain depressed for lengthy periods, we may be required to further write down the value of our oil and natural gas properties in addition to impairments taken during 2015 and 2016, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas will continue to negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our bank credit facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2016, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in connection with the acquisition of mineral and royalty interests and participation in our working-interest participation program. To date, we have financed capital expenditures primarily with funding from cash generated by operations, limited borrowings under our credit facility, and the issuance of equity securities.
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
Our proved undeveloped reserves may not be developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations, and the decision to pursue development of a proved undeveloped drilling location will be made by the operator and not by us. The reserve data included in the reserve report of our engineer assume that substantial capital expenditures are required to develop the reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, or that the results of the development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop our reserves, or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our undeveloped reserves as unproved reserves.
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
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2016 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2016 in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.
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
Our operators engage in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate      production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The      federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil and natural gas commissions. The U.S. Environmental Protection Agency (“EPA”), however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program and issued guidance in February 2014 applicable to hydraulic fracturing involving the use of diesel fuel. The EPA has also issued final regulations under the federal Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; finalized rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants; and issued in May 2015 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and tribal lands including, for example, notice to and by BLM of the proposed hydraulic fracturing activities; development and    by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals, or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has not proposed to take any action in response to the report’s findings.
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
Our credit facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be further decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, declines in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2016, we had outstanding borrowings of $316.0 million and the aggregate maximum credit amounts of the lenders were $1.0 billion. Our borrowing base determined by the lenders under our credit facility in October 2016 is $500.0 million and the next semi-annual redetermination is scheduled for April 2017. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our credit facility, or sell assets, debt, or common units. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our credit facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.
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
In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an      endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis. These EPA rulemakings could adversely affect operations on our properties and restrict or delay the ability of our operators to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include gathering and boosting facilities as well as GHG emissions from completions and workovers of hydraulically fractured wells. Also, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified, or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities. The BLM finalized similar rules in November 2016 that seek to limit methane emissions from oil and natural gas development on federal and tribal lands through limitations on venting and flaring activities. However, both the U.S. House of Representatives and the Senate have introduced resolutions seeking to repeal the BLM methane rules under the Congressional Review Act and future implementation of the BLM methane rules is uncertain. In any event, the BLM and the EPA methane rules have substantial similarities with respect to pollution control equipment and “LDAR” requirements. These rules could result in increased compliance costs for our operators and require them to make expenditures to purchase pollution control equipment and hire additional personnel to assist with complying with LDAR  requirements, such as increased frequency of inspections and repairs for certain processes and equipment. Consequently, these and other regulations related to controlling GHG emissions could have an adverse impact on our business and results of operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been      significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the      absence of federal climate legislation, a number of state and regional cap and trade programs have emerged. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our operators’ equipment and operations could require them to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas produced from our properties and lower the value of our reserves. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states, as well as state and local climate change initiatives, could adversely affect the oil and natural gas industry, and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events; if any of these effects were to occur, they could have a material adverse effect on our properties and operations.
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
Our partnership agreement generally provides that, during the subordination period (as defined in our partnership agreement), we will pay any distributions each quarter as follows: (i) first, to the holders of preferred units in an amount of approximately $25.00 per preferred unit, (ii) second, to the holders of common units, until each common unit has received the applicable minimum quarterly distribution plus any arrearages from prior quarters, and (iii) third, to the holders of subordinated units, until each subordinated unit has received the applicable minimum quarterly distribution. If the distributions to our common and subordinated unitholders exceed the applicable minimum quarterly distribution per unit, then such excess amounts will be distributed pro rata on the common and subordinated units as if they were a single class. The preferred units have a right to further participate (on an as-converted basis) in quarterly distributions in excess of the quarterly preferred distribution amount under certain circumstances that we do not expect to occur. Even if those additional distributions do occur, considering that the outstanding preferred units are convertible into only a relatively small number of our total outstanding common and subordinated units, we believe these additional distributions payable under those circumstances would not materially adversely affect the per unit distribution rate we would otherwise pay on our common and subordinated units. Our minimum quarterly distribution is $1.15 per common and subordinated unit on an annualized basis (or $0.26875 per unit on a quarterly basis) for the four quarters ending March 31, 2017. The minimum quarterly distribution will be $1.25 per common and subordinated unit on an annualized basis (or $0.3125 per unit on a quarterly basis) for the four quarters ending March 31, 2018. We expect that we will distribute a substantial majority of the cash we generate from operations each quarter. However, the board of directors of our general partner could elect not to pay distributions for one or more quarters or at all. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”
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
In addition, our general partner may use an initial amount, equal to $137.6 million, which would not otherwise constitute cash generated from operations, in order to permit the payment of distributions on subordinated units. All of these actions may affect the amount of cash distributed to our unitholders and may facilitate the conversion of subordinated units into common units.
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
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
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
As of December 31, 2016, we had 95,720,686 common units and 95,164,204 subordinated units outstanding. All of the subordinated units could convert into common units on no more than a one-to-one basis at the end of the subordination period. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, cash distributions to our unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. Imposition of any of those taxes may substantially reduce the cash distributions to our unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash generated from operations and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly applied on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations apply to taxable years beginning on or after January 19, 2017 and generally treat income from passive mineral interests (such as royalty income) as qualifying income. However, there can be no assurance that there will not be further changes to the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
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
In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of tax reform legislation, to accompany lower federal income tax rates. Moreover, other more general features of tax reform legislation including changes to cost recovery rules and to the deductibility of interest expense may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on the Company’s financial position, results of operations and cash flows.
If the IRS were to contest the federal income tax positions we take, it may adversely affect the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely affect the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any appliable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties or interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.
We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

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
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K‑1 to unitholders for the two short tax periods included in the year in which the termination occurs.
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

	Price Range of Common Units		Distributions[1]
	High	Low	Per Common Unit	Per Subordinated Unit
2015
Second Quarter[2]	$19.00	$16.59	$0.1615	$0.1615
Third Quarter	$17.50	$13.27	$0.2625	$0.2625
Fourth Quarter	$16.50	$12.03	$0.2625	$0.18375

2016
First Quarter	$15.76	$10.71	$0.2625	$0.18375
Second Quarter	$17.15	$13.61	$0.2875	$0.18375
Third Quarter	$19.65	$14.71	$0.2875	$0.18375
Fourth Quarter	$19.86	$16.94	$0.2875	$0.18375

[1]	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a quarter are paid in the following quarter.

[2]
The price range of our common units includes our $19.00 per common unit initial public offering price on April 30, 2015. Distributions were prorated for the period from the completion of our initial public offering on May 6, 2015 through June 30, 2015.

As of February 22, 2017, there were 97,113,310 common units outstanding held by 462 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 22, 2017, we had also outstanding 95,149,984 subordinated units, and 52,691 preferred units. There is no established public market in which the subordinated units or the preferred units are traded.

Common Unit Performance Graph
The graph below compares our cumulative total unitholder return on our common units beginning on April 30, 2015, the date of pricing for our IPO, through December 31, 2016 with the S&P 500 index and the Alerian MLP index. The graph assumes that the value of the investment in our common units was $100.00 on April 30, 2015. Cumulative return is computed assuming reinvestment of distributions.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of April 30, 2015	As of December 31, 2015	As of December 31, 2016
Black Stone Minerals, L.P.	$100.00	$78.22	$109.07
S&P 500 Index	100.00	99.47	111.37
Alerian MLP Index	100.00	66.99	79.25
The information in this report appearing under the heading “Common Unit Performance Graph” is being furnished pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans
See the information incorporated by reference under “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” regarding securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
On January 10, 2017, we closed on the purchase of certain mineral interests using 625,098 common units valued at $11.8 million to fund a portion of the purchase price. The remaining portion of the purchase price was funded with cash. The issuance of the common units pursuant to the purchase and sale agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following tables set forth our purchases of our common and subordinated, units during the three months ended December 31, 2016:

Purchases of Common Units
Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
November 1 – November 30, 2016	110,878[1]	$18.91	—	$—
December 1 – December 31, 2016	29,044[1]	$18.55	—	$—

Purchases of Subordinated Units
Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
November 1 – November 30, 2016	7,195[1]	$14.66	—	$—

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
Replacement capital expenditures are expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base over the long term. Like a number of other master limited partnerships, we are required by our partnership agreement to retain cash from our operations in an amount equal to our estimated replacement capital requirements. We believe the level of our distribution rate will allow us to retain in our business sufficient cash generated from our operations to satisfy our replacement capital expenditures needs and to fund a portion of our growth capital expenditures. The board of directors of our general partner is responsible for establishing the amount of our estimated replacement capital expenditures on annual basis. On August 3, 2016 the board of directors established a replacement capital expenditure estimate of $15.0 million for the period of April 1, 2016 to March 31, 2017; there was no established estimate of replacement capital prior to this period.
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

•
Our general partner has the authority to establish cash reserves for the prudent conduct of our business, and the establishment of, or increase in, those reserves could result in a reduction in cash distributions to our unitholders. Our partnership agreement does not limit the amount of cash reserves that our general partner may establish. Any decision to establish cash reserves made by our general partner will be binding on our unitholders.

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
In addition, at any time on or after March 31, 2019, provided there are no arrearages in the payment of the minimum quarterly distribution on the common units, our general partner may decide in its sole discretion to convert each subordinated unit into a number of common units at a ratio that will be less than one to one. If our general partner makes such election, all outstanding subordinated units will be converted into common units, and the conversion ratio will be equal to the distributions paid out with respect to the subordinated units over the previous four-quarter period in relation to the total amount of distributions required to pay the applicable minimum quarterly distribution in full with respect to the subordinated units over the previous four quarters. If at the time our general partner elects to convert the subordinated units under this provision our forecasted distributions on our subordinated units (as determined by the conflicts committee of our general partner’s board of directors) for the next four quarters are lower than our actual distributions for the previous four-quarter period referred to above, then the conversion ratio will be based on the forecasted distributions instead of the actual distributions.
Redeemable Preferred Units
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
The terms “Interest Fair Market Value,” “Preferred Yield,” and “Unpaid Preferred Yield” have the following meanings:
“Interest Fair Market Value” means, as of any date, the amount which would be received by the holder of a common unit or subordinated unit, as applicable, if (a) all of the preferred units were converted into or exchanged or exercised for common units and, during the subordination period, subordinated units, (b) the fair market value of the assets of the Partnership in excess of its liabilities as of the date of determination of Interest Fair Market Value equaled the Value (as defined in our partnership agreement) as of such date, adjusted to reflect any increases in equity value resulting from the deemed conversion, exchange or exercise of convertible securities, and (c) an amount equal to such Value (as defined in our partnership agreement), as so adjusted, were distributed to the unitholders in accordance with the liquidation distribution provisions of the partnership agreement.
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

	At December 31,
	2016	2015	2014	2013
	(In thousands, except per unit amounts)
Total revenue	$260,833	$392,924	$548,321	$463,559
Net income (loss)	20,188	(101,305)	169,187	168,963
Net income (loss) attributable to the general partner and common units and subordinated units subsequent to initial public offering	14,437	(108,017)	*	*
Net income (loss) attributable to limited partners per common and subordinated unit (basic)[1]
Per common unit (basic)	0.26	(0.56)	*	*
Per subordinated unit (basic)	(0.11)	(0.56)	*	*
Net income (loss) attributable to limited partners per common and subordinated unit (diluted)[1]
Per common unit (diluted)	0.26	(0.56)	*	*
Per subordinated unit (diluted)	(0.11)	(0.56)	*	*
Cash distributions declared per common and subordinated unit
Per common unit	1.10	0.42	*	*
Per subordinated unit	0.74	0.42	*	*
Total assets[2]	1,128,827	1,061,436	1,326,782	1,444,413
Long-term debt	316,000	66,000	394,000	451,000
Total mezzanine equity	54,015	79,162	161,165	161,392

* Information is not applicable for the periods prior to our IPO.
1 See Note 14 – Earnings Per Unit in the consolidated financial statements included elsewhere in this Annual Report.
2 We recorded noncash impairments of oil and natural gas properties in the amounts of $6.8 million, $249.6 million, $117.9 million, and $57.1 million, for the years ended December 31, 2016, 2015, 2014, and 2013, respectively.

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
On May 6, 2015, we completed our initial public offering of 22,500,000 common units representing limited partner interests. Our common units trade on the New York Stock Exchange under the symbol "BSM."
Our mineral and royalty interests consist of mineral interests in approximately 15.5 million acres, with an average 47.5% ownership interest in that acreage, NPRIs in 1.5 million acres, and ORRIs in 1.5 million acres. These non-cost-bearing interests include ownership in over 50,000 producing wells. We also own non-operated working interests, a significant portion of which are on positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when the oil and natural gas production from the associated acreage is sold. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
2016 Commodity Prices

Oil and natural gas commodity pricing generally constitutes the largest single variable that impacts our operating results. The volatility in the value of these commodities is reflected in the fact that the 2016 WTI oil spot price ranged from a low of $26.19 per Bbl to a high of $54.01 per Bbl and the 2016 Henry Hub natural gas spot price ranged from a low of $1.49 per MMBtu to a high of $3.80 MMBtu. Despite the negative financial impacts of a low commodity price environment, our active marketing of mineral interests, effective commodity hedging practices, and diligent monitoring of expenses and capital spending enabled us to generate favorable 2016 operating results.

2016 Acquisitions

On January 8, 2016, we acquired mineral and royalty interests in the Permian Basin for $10.0 million. On June 15, 2016, we acquired an oil and natural gas mineral package primarily located in Weld County, Colorado for $34.0 million. On June 17, 2016, we acquired a diverse oil and natural gas mineral asset package from Freeport-McMoRan Oil and Gas Inc. and certain of its affiliates for $87.6 million. On August 8, 2016, we acquired mineral interests located in Midland and Glasscock Counties of Texas for $8.3 million. Throughout 2016, we acquired certain other oil and natural gas assets for approximately $1.2 million in the aggregate. These transactions met targeted acquisition volumes that were included in our budget and provided near term production and cash flow as well as future development potential that will fuel our planned distribution growth.

2017 Acquisitions
During January 2017, the Partnership closed four mineral interest transactions in Loving County, Texas for approximately $32.0 million in cash, with borrowings from the Senior Credit facility, and $11.8 million of the Partnership's common units. Two Haynesville/Bossier Shale mineral interest transactions closed for $6.4 million. Two additional mineral interest acquisitions closed in Angelina County, Texas for approximately $8.6 million.

Farmout Agreement
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc. The Partnership has an average 50% working interest in the acreage and is the largest mineral owner. A total of 58 wells are anticipated to be drilled over an initial phase, beginning with wells spud after January 1, 2017. At its option, Canaan may participate in two additional phases with each phase estimated to last approximately two years. During the three phases of the agreement, Canaan will commit on a phase-by-phase basis and fund 80% of the Partnership's drilling and completion costs and will be assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis). After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership will receive a base overriding royalty interest (“ORRI”) before payout and an additional ORRI after payout on all wells drilled under the agreement. The execution of this agreement is anticipated to reduce the Partnership's future capital obligations by approximately $30-$35 million in 2017 and by an average of $40-$50 million annually, thereafter.
Common Unit Repurchase Program
On March 4, 2016, the Board of Directors of our general partner (the “Board”) authorized the repurchase of up to $50.0 million in common units through a program that terminated on September 15, 2016. The repurchase program authorized us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. We repurchased a total of 1.3 million common units for an aggregate cost of $20.2 million. The repurchase program was funded from our cash on hand or available revolving credit facility. Repurchased common units were canceled.
Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. Recently, oil and natural gas prices have remained significantly below prices seen over the past five years. The EIA expects the pace of inventory builds to slow considerably in 2017 and 2018. The EIA also believes that continuing global inventory builds will contribute to oil prices remaining below $60 per Bbl through the end of 2018. During the year ended December 31, 2016, the WTI spot price reached a low of $26.19 per Bbl on February 11, 2016 but rebounded to a high of $54.01 per Bbl on December 28, 2016.
The EIA expects residential and commercial natural gas consumption to increase by 6.0% and 5.2%, respectively, in 2017; in 2018, residential and commercial consumption are projected to be roughly unchanged from anticipated 2017 levels. Natural gas pipeline exports increased in 2016, largely due to shipments to Mexico. The EIA forecasts pipeline exports of natural gas will continue to rise due to growing demand from Mexico's electric power sector and flat natural gas production in that country. Liquified natural gas ("LNG") gross exports increased in 2016 due to the startup of Cheniere Energy, Inc's Sabine Pass LNG in Louisiana. LNG exports are expected to increase in 2017 as Sabine Pass ramps up capacity in the middle of the year. Growth in 2018 is anticipated to be driven by the start of Dominion Recourses, Inc.'s Cove Point facility in Maryland in December 2017 and new projects at Cameron LNG and Freeport LNG during the second half of 2018.  The EIA expects natural gas inventory levels to be below the previous five-year average through much of the winter period, putting upward pressure on natural gas prices. During the year ended December 31, 2016, Henry Hub spot natural gas prices ranged from a low of $1.49 per MMBtu on March 4, 2016 to a high of $3.80 per MMBtu on December 7, 2016.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts.

The following table reflects commodity prices at the end of each quarter presented:

	2016
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil ($/Bbl)	$53.75	$47.72	$48.27	$36.94
Henry Hub spot natural gas ($/MMBtu)	$3.71	$2.84	$2.94	$1.98
 Source: EIA

Rig Count
As we are not an operator, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2016
U.S. Rotary Rig Count	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	525	425	330	372
Natural gas	132	96	90	92
Other	1	1	1	—
Total	658	522	421	464
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. According to the EIA, natural gas inventories reached a record high of 4,047 Bcf during mid-November 2016; however, subsequent draws were larger than normal and inventories ended December below the previous five-year average for the first time since the end of April 2015. The EIA believes that March 2017 through October 2017 inventories will build at a slower pace than the five-year average. In 2018, the EIA expects inventories to follow the typical seasonal pattern.
The following table shows natural gas storage volumes by region at the close of each quarter presented:

	2016
Region	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	737	899	632	439
Midwest	921	1,045	742	555
Mountain	207	237	198	147
Pacific	275	318	315	262
South Central	1,171	1,181	1,253	1,065
Total	3,311	3,680	3,140	2,468
Source: EIA

How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of hedges; and

•	EBITDA, Adjusted EBITDA, and cash available for distribution.
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

Quality differentials result from the heating value of natural gas measured in Btus and the presence of impurities, such as hydrogen sulfide, carbon dioxide, and nitrogen. Natural gas containing ethane and heavier hydrocarbons has a higher Btu value and will realize a higher volumetric price than natural gas which is predominantly methane, which has a lower Btu value. Natural gas with a higher concentration of impurities will realize a lower volumetric price due to the presence of the impurities in the natural gas when sold or the cost of treating the natural gas to meet pipeline quality specifications.
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
Our open oil and natural gas derivative contracts as of December 31, 2016 and as of the date of this filing are detailed in Note 5 – Derivatives and Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report. Our credit agreement limits the extent to which we can hedge our future production. Under the terms of our credit agreement, we are able to hedge substantially all of our estimated production from our proved developed producing reserves based on the most recent reserve information provided to our lenders. We do not enter into derivative instruments for speculative purposes. Including derivative contracts entered into after December 31, 2016, we have hedged 90.3% and 97.2% of our available oil and condensate hedge volumes and 91.1% and 60.3% of our available natural gas hedge volumes for 2017 and 2018, respectively.
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
We define EBITDA as net income (loss) before interest expense, income taxes and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted for impairment of oil and natural gas properties, accretion of ARO, unrealized gains and losses on commodity derivative instruments, and non-cash equity-based compensation. We define cash available for distribution as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, estimated replacement capital expenditures, cash interest expense, and distributions to noncontrolling interests and preferred unitholders.
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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$20,188	$(101,305)	$169,187
Adjustments to reconcile to Adjusted EBITDA:
Add:
Depreciation, depletion and amortization	102,487	104,298	111,962
Interest expense	7,547	6,418	13,509
EBITDA	130,222	9,411	294,658
Add:
Impairment of oil and natural gas properties	6,775	249,569	117,930
Accretion of asset retirement obligations	892	1,075	1,060
Equity-based compensation[1]	43,138	18,000	11,340
Unrealized loss on commodity derivative instruments	81,253	—	—
Less:
Unrealized gain on commodity derivative instruments	—	(27,063)	(39,283)
Adjusted EBITDA	262,280	250,992	385,705
Adjustments to reconcile to cash generated from operations:
Add:
Restructuring charges	—	4,208	—
Incremental general and administrative related to initial public offering	—	1,303	—
Loss on sales of assets, net	—	—	32
Less:
Deferred revenue	(870)	(660)	(2,589)
Cash interest expense	(6,676)	(5,483)	(12,544)
Gain on sales of assets, net	(4,793)	(4,873)	—
Estimated replacement capital expenditures[2]	(11,250)	—	—
Cash generated from operations	238,691	245,487	370,604
Less:
Cash paid to noncontrolling interests	(111)	(208)	(307)
Redeemable preferred unit distributions	(5,763)	(11,562)	(15,720)
Cash generated from operations available for distribution on common and subordinated units and reinvestment in our business	$232,817	$233,717	$354,577

1 On April 25, 2016, the Compensation Committee of the Board approved a resolution to change the settlement feature of certain employee long-term incentive compensation plans from cash to equity. As a result of the modification, $10.1 million of cash-settled liabilities were reclassified to equity-settled liabilities during the second quarter of 2016.
2 On August 3, 2016, the Board established a replacement capital expenditures estimate of $15.0 million for the period of April 1, 2016 to March 31, 2017. There was no established estimate of replacement capital expenditures prior to this period.
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

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table shows our production, revenues, and expenses for the periods presented:

	Year Ended December 31,
	2016	2015	Variance
	(Dollars in thousands, except for realized prices and per BOE data)
Production:
Oil and condensate (MBbls)[1]	3,680	3,565	115	3.2%
Natural gas (MMcf)[1]	47,498	41,389	6,109	14.8%
Equivalents (MBoe)	11,596	10,463	$1,133	10.8%
Revenue:
Oil and condensate sales	$142,382	$163,538	$(21,156)	(12.9)%
Natural gas and natural gas liquids sales	122,836	116,018	6,818	5.9%
Gain (loss) on commodity derivative instruments	(36,464)	90,288	(126,752)	(140.4)%
Lease bonus and other income	32,079	23,080	8,999	39.0%
Total revenue	$260,833	$392,924	$(132,091)	(33.6)%
Realized prices:
Oil and condensate ($/Bbl)	$38.69	$45.87	$(7.18)	(15.7)%
Natural gas ($/Mcf)[1]	$2.59	$2.80	$(0.21)	(7.5)%
Equivalents ($/Boe)	$22.87	$26.72	$(3.85)	(14.4)%
Operating expenses:
Lease operating expense	$18,755	$21,583	$(2,828)	(13.1)%
Production costs and ad valorem taxes	35,464	35,767	(303)	(0.8)%
Exploration expense	645	2,592	(1,947)	(75.1)%
Depreciation, depletion, and amortization	102,487	104,298	(1,811)	(1.7)%
Impairment of oil and natural gas properties	6,775	249,569	(242,794)	(97.3)%
General and administrative	73,139	77,175	(4,036)	(5.2)%

1 As a mineral-and-royalty-interest owner, we are often provided insufficient and inconsistent data on NGL volumes by our operators. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. Accordingly, no NGL volumes are included in our reported production; however, revenue attributable to NGLs is included in our natural gas revenue and our calculation of realized prices for natural gas.
Revenues
The $132.1 million decrease in total revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to $126.8 million of losses attributable to commodity derivative instruments and $36.7 million lower realized commodity prices, partially offset by $22.4 million related to higher oil and condensate and natural gas and NGL volumes and $9.0 million in additional lease bonus and other income.
Oil and condensate sales. Oil and condensate sales during 2016 were lower than the corresponding period in 2015 primarily due to a steep decline in realized prices. Our mineral-and-royalty-interest oil volumes accounted for 77.3% and 76.8% of total oil and condensate volumes for the year ended December 31, 2016 and the year ended December 31, 2015, respectively. Our oil and condensate volumes increased in 2016 relative to 2015 primarily driven by production increases from new wells in the Bakken/Three Forks, Wilcox, and Wolfcamp plays.
Natural gas and natural gas liquids sales. Natural gas revenues increased for the year ended December 31, 2016 as compared to 2015. During 2016, increases in production from our Haynesville and Wilcox properties served to more than mitigate the impact of further depressed realized natural gas and NGL prices. Mineral-and-royalty-interest production made up 59.3% and 67.3% of our natural gas volumes for the year ended December 31, 2016 and 2015, respectively.
Gain (loss) on commodity derivative instruments.  In 2016, we recognized $16.0 million of net losses from oil commodity contracts, which included $27.5 million of realized gains, compared to $57.7 million of combined gains in 2015, of which $41.8 million were realized. In 2016, we recognized $20.5 million of net losses from natural gas commodity contracts, which included $17.3 million of realized gains, compared to $32.6 million of combined gains in 2015, of which $21.4 million were realized gains.
Lease bonus and other income. Lease bonus and delay rental revenue increased for the year ended December 31, 2016, as compared to 2015.  In 2016, we successfully closed several significant lease transactions in Jasper, Tyler, Pecos, and Newton Counties of Texas, in the Red River parish of Louisiana, and in Potter County of Pennsylvania.   Closings in 2015 included large lease transactions in the Wolfcamp, the Eagle Ford Shale, and various plays in East Texas and in Southern Mississippi.
Operating Expenses

Lease operating expenses. Lease operating expense includes normally recurring expenses necessary to produce hydrocarbons from our non-operated working interests in oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the year ended December 31, 2016 as compared to 2015, primarily due to lower workover expense, realized cost efficiencies resulting from the currently depressed industry market, the plugging of certain uneconomical working interest wells, and fewer remedial projects initiated by our operators.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2016, production and ad valorem taxes increased over the year ended December 31, 2015, generally as a result of higher production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the years ended December 31, 2016 and 2015 primarily resulted from costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense increased for the year ended December 31, 2016 as compared to 2015, primarily due to higher production rates offset by the impact of a reduced cost basis resulting from impairment charges related to prior periods.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activities, unproved leasehold, and mineral interests to identify impairments. Impairments of $250.0 million for the year ended December 31, 2015 primarily resulted from changes in reserve values due to declines in future expected realized net cash flows as a result of lower commodity prices. Impairments of $6.8 million for 2016 were insignificant.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2016, general and administrative expenses decreased compared to 2015. In 2016, personnel costs and costs attributable to our long-term incentive plans were lower primarily due to one-time incentive compensation awards granted in 2015 as a result of our IPO and certain restructuring costs incurred in 2015.  In addition, we also incurred $2.5 million for our Sarbanes-Oxley Act compliance project and other consulting work during 2015.

Interest expense. Interest expense increased due to higher average outstanding borrowings under our credit facility. Outstanding borrowings during 2016 were higher than 2015, primarily due to additional loan proceeds for multiple acquisitions, preferred unit redemptions, and common unit repurchases.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table shows our production, revenues, and expenses for the periods presented:

	Year Ended December 31,
	2015	2014	Variance
	(Dollars in thousands, except for realized prices and per BOE data)
Production:
Oil and condensate (MBbls)[1]	3,565	3,005	560	18.6%
Natural gas (MMcf)[1]	41,389	42,273	(884)	(2.1)%
Equivalents (MBoe)	10,463	10,051	$412	4.1%
Revenue:
Oil and condensate sales	$163,538	$257,390	$(93,852)	(36.5)%
Natural gas and natural gas liquids sales	116,018	207,456	(91,438)	(44.1)%
Gain (loss) on commodity derivative instruments	90,288	37,336	52,952	141.8%
Lease bonus and other income	23,080	46,139	(23,059)	(50.0)%
Total revenue	$392,924	$548,321	$(155,397)	(28.3)%
Realized prices:
Oil and condensate ($/Bbl)	$45.87	$85.65	$(39.78)	(46.4)%
Natural gas ($/Mcf)[1]	$2.80	$4.91	$(2.11)	(43.0)%
Equivalents ($/Boe)	$26.72	$46.25	$(19.53)	(42.2)%
Operating expenses:
Lease operating expense	$21,583	$21,233	$350	1.6%
Production costs and ad valorem taxes	35,767	49,575	(13,808)	(27.9)%
Exploration expense	2,592	631	1,961	310.8%
Depreciation, depletion, and amortization	104,298	111,962	(7,664)	(6.8)%
Impairment of oil and natural gas properties	249,569	117,930	131,639	111.6%
General and administrative	77,175	62,765	14,410	23.0%

1 As a mineral-and-royalty-interest owner, we are often provided insufficient and inconsistent data on NGL volumes by our operators. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. Accordingly, no NGL volumes are included in our reported production; however, revenue attributable to NGLs is included in our natural gas revenue and our calculation of realized prices for natural gas.

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

Mineral-and-royalty-interest production made up 67.3% and 67.8% of our natural gas volumes for the year ended December 31, 2015 and 2014, respectively.
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
Lease bonus and other income. Lease bonus and delay rental revenue decreased for the year ended December 31, 2015 as compared to 2014. In 2014, we successfully closed several large leases in the Canyon Lime and Canyon Wash plays in north Texas, the Permian Basin in west Texas, the Austin Chalk and Woodbine play in east Texas, the Tuscaloosa Marine Shale play in Mississippi and the Bakken play in North Dakota.  While we closed large lease transactions in 2015 in Wolfcamp, Eagle Ford Shale, and various plays in East Texas and in Southern Mississippi, the total number of leases was down significantly from 2014.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows provided by operating activities	$196,656	$284,735	$396,125
Cash flows used in investing activities	(221,542)	(90,998)	(101,110)
Cash flows provided by (used in) financing activities	21,425	(195,307)	(310,335)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities. Our operating cash flow is dependent, in large part, on our production, realized commodity prices, leasing revenues, and operating expenses. For the year ended December 31, 2016, cash flows from operating activities decreased by $88.1 million. This decrease was primarily due to lower cash collections of $68.9 million related to oil and natural gas sales as compared to 2015 and the impact of $18.4 million in lower cash collections related to the settlement of commodity derivative instruments.
Investing Activities. The net cash used in investing activities increased by $130.5 million in 2016 as compared to 2015 primarily due to four mineral and property acquisitions that closed during 2016 and higher capital expenditures for our working interests.
Financing Activities. For the year ended December 31, 2016, we generated cash from financing activities as we increased borrowings under our credit facility and lowered distributions on our subordinated units as compared to the corresponding period in 2015. Financing activities were further impacted by the repurchase of common units.
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
Our 2017 drilling expenditures are expected to be between $50.0 million and $60.0 million. Approximately $50 million of our drilling capital budget will be spent in the Haynesville/Bossier play with the remainder expected to be spent in various plays including the Bakken/Three Forks and Wolfcamp plays. On February 16, 2017, we entered into a farmout agreement which will reduce our future capital requirements and will generate additional royalty income. The farmout covers our working interests within an approximate 34,000-acre block in San Augustine County, Texas. We expect the farmout agreement to reduce our capital obligations by approximately $30-$35 million in 2017 and by an average of $40-$50 million annually, thereafter.
During 2016, we spent $73.3 million related to drilling and completion costs. We also spent $141.1 million related to four mineral acquisitions in 2016 as well as a final holdback payment from an acquisition in 2015. See Note 4 - Acquisitions in the consolidated financial statements included elsewhere in this Annual Report for further discussion.
During 2015, we spent approximately $62.3 million on eight acquisitions. We also incurred approximately $54.2 million related to drilling and completion costs, the majority of which was in the Haynesville/Bossier, Bakken/Three Forks, and Wilcox plays.
Credit Facility
On January 23, 2015, we amended and restated our $1.0 billion senior secured revolving credit agreement. Under this third amended and restated credit facility, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. On October 28, 2015, the third amended and restated credit facility was further amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. Borrowings under the third amended and restated credit facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes.  Our regular, semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base from $550.0 million to $450.0 million, effective April 15, 2016. Our fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base from $450.0 million to $500.0 million, which became effective October 31, 2016. As of December 31, 2016, we had outstanding borrowings of $316.0 million at a weighted-average interest rate of 3.26%.
The borrowing base under the third amended and restated credit agreement is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal oil and natural gas lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the election of two-thirds of the lenders) each have discretion to have the borrowing base redetermined once in between scheduled redeterminations.
Outstanding borrowings under the third amended and restated credit facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. Through October 2016, the applicable margin ranged from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of borrowings outstanding in relation to the borrowing base. Subsequent to the closing of our fall 2016 borrowing base redetermination, the applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00 % in the case of LIBOR, depending on the borrowings outstanding in relation to the borrowing base.
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

The third amended and restated credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain swap agreements, as well as require the maintenance of certain financial ratios. The third amended and restated credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less; and a modified current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the third amended and restated credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the third amended and restated credit facility. The lenders have the right to accelerate all of the indebtedness under the third amended and restated credit facility upon the occurrence and during the continuance of any event of default, and the third amended and restated credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of December 31, 2016, we were in compliance with all debt covenants.
Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2016 (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit facility	$316,000	$—	$316,000	$—	$—
Operating lease obligations	3,296	1,603	1,693	—	—
Purchase commitments	967	967	—	—	—
Total	$320,263	$2,570	$317,693	$—	$—

Off-Balance Sheet Arrangements
At December 31, 2016, we did not have any material off-balance sheet arrangements.

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
Successful Efforts Method of Accounting
We use the successful efforts method of accounting for oil and natural gas operations. Under this method, costs to acquire interests in oil and natural gas properties are capitalized. The cost of property acquisitions, successful exploratory wells, development costs, and support equipment and facilities are initially capitalized when incurred. DD&A of producing oil and natural gas properties is recorded based on a units-of-production methodology. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs are amortized on the basis of proved developed reserves. Proved reserves are quantities of oil and natural gas that can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and government regulations. A sustained low price environment could decrease our estimate of proved reserves, which would increase the rate at which we record depletion expense and reduce net income. Additionally, a decline in proved reserve estimates may impact the outcome of our assessment of producing properties for impairment. We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2016 reserve report. Applying this discount results in an approximate 7.0% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2016 reserve report prepared by NSAI.
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
Derivatives and Financial Instruments
Our ongoing operations expose us to changes in the market price for oil and natural gas. To mitigate the given commodity price risk associated with its operations, we use derivative instruments. From time to time, such instruments may include fixed-price contracts, variable to fixed price swaps, costless collars, and other contractual arrangements. We do not enter into derivative instruments for speculative purposes. In addition, we currently employ a “rolling hedge” strategy whereby we generally hedge our proved developed producing reserves 12 to 24 months into the future. The impact of these derivative instruments could affect the amount of revenue we ultimately record.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and natural gas liquids produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been volatile for several years, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 5 – Derivatives and Financial Instruments and Note 6 – Fair Value Measurement to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Commodity prices have declined in recent years. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the year ended December 31, 2016. Applying this discount results in an approximate 7.0% reduction of proved reserve volumes as compared to the undiscounted December 31, 2016 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2016, we had nine counterparties, all of which are rated Baa3 or better by Moody’s. Six of our counterparties are lenders under our credit facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of December 31, 2016, we had $316.0 million of outstanding borrowings under our credit facility, bearing interest at a weighted-average interest rate of 3.26%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $3.2 million for the year ended December 31, 2016, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management’s Annual Report on Internal Control over Financial Reporting
Our general partner’s management, including our general partner’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.
Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2016.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2016, which is included in the Annual Report on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2017 Annual Meeting of Limited Partners (“2017 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2016.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2016.

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

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 28, 2015, among Black Stone Minerals Company, L.P., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Black Stone Minerals, L.P., as Parent MLP, and a syndicate of lenders (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on October 28, 2015 (SEC File No. 001-37362)).

10.3*
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2016, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders.

10.4
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

10.10^
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

10.16^
Form of STI Award Grant Notice and STI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 2, 2016 (SEC File No. 001-37362).

10.17^
Form of LTI Award Grant Notice and LTI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 2, 2016 (SEC File No. 001-37362).

10.18^
Form of STI Award Grant Notice and STI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362)).

10.19^
Form of LTI Award Grant Notice and LTI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362)).

10.20^
Separation and Consulting Agreement and General Release of Claims, dated as of November 21, 2016, by and among Marc Carroll, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 28, 2016 (SEC File No. 001-37362)).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of BDO USA, LLP

23.3*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

March 1, 2017	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	President, Chief Executive Officer, and Chairman	March 1, 2017
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ Jeffrey P. Wood	Senior Vice President and Chief Financial Officer	March 1, 2017
Jeffrey P. Wood	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Vice President and Chief Accounting Officer	March 1, 2017
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ William G. Bardel	Director	March 1, 2017
William G. Bardel

/s/ Carin M. Barth	Director	March 1, 2017
Carin M. Barth

/s/ D. Mark DeWalch	Director	March 1, 2017
D. Mark DeWalch

/s/ Ricky J. Haeflinger	Director	March 1, 2017
Ricky J. Haeflinger

/s/ Jerry V. Kyle, Jr.	Director	March 1, 2017
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	March 1, 2017
Michael C. Linn

/s/ John H. Longmaid	Director	March 1, 2017
John H. Longmaid

/s/ William N. Mathis	Director	March 1, 2017
William N. Mathis

/s/ Alexander D. Stuart	Director	March 1, 2017
Alexander D. Stuart

/s/ Allison K. Thacker	Director	March 1, 2017
Allison K. Thacker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors and Unitholders of Black Stone Minerals, L.P. and subsidiaries
We have audited the accompanying consolidated balance sheet of Black Stone Minerals, L.P. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, equity and cash flows for the year then ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Stone Minerals, L.P. and subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Stone Minerals, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, TX
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors and Unitholders of Black Stone Minerals, L.P. and subsidiaries
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Black Stone Minerals, L.P. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Black Stone Minerals, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Black Stone Minerals, L.P. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, equity and cash flows for the year then ended December 31, 2016 of Black Stone Minerals, L.P. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, TX
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
Black Stone Minerals, L.P.
Houston, Texas
We have audited the accompanying consolidated balance sheet of Black Stone Minerals, L.P. and subsidiaries (the “Partnership”) as of December 31, 2015, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Stone Minerals, L.P. and subsidiaries at December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
Houston, Texas
March 8, 2016

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,772	$13,233
Accounts receivable	68,181	41,246
Commodity derivative assets	—	48,260
Prepaid expenses and other current assets	1,036	856
TOTAL CURRENT ASSETS	78,989	103,595
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $605,736 and $524,563 at December 31, 2016 and 2015, respectively	2,697,073	2,482,211
Accumulated depreciation, depletion, amortization, and impairment	(1,652,930)	(1,543,796)
Oil and natural gas properties, net	1,044,143	938,415
Other property and equipment, net of accumulated depreciation of $14,327 and $14,660 at December 31, 2016 and 2015, respectively	528	179
NET PROPERTY AND EQUIPMENT	1,044,671	938,594
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	5,167	19,247
TOTAL ASSETS	$1,128,827	$1,061,436
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,142	$5,036
Accrued liabilities	50,952	58,003
Commodity derivative liabilities	16,237	—
TOTAL CURRENT LIABILITIES	71,331	63,039
LONG-TERM LIABILITIES
Credit facility	316,000	66,000
Accrued incentive compensation	1,485	7,902
Commodity derivative liabilities	482	—
Deferred revenue	518	3,257
Asset retirement obligations	13,350	10,585
TOTAL LIABILITIES	403,166	150,783
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Partners' equity - redeemable preferred units, 53 and 77 units outstanding at December 31, 2016 and 2015, respectively	54,015	79,162
EQUITY
Partners' equity - general partner interest	—	—
Partners' equity - common units, 95,721 and 96,162 units outstanding at December 31, 2016 and 2015, respectively	489,023	574,648
Partners' equity - subordinated units, 95,164 and 95,057 units outstanding at December 31, 2016 and 2015, respectively	181,602	255,699
Noncontrolling interests	1,021	1,144
TOTAL EQUITY	671,646	831,491
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,128,827	$1,061,436
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Oil and condensate sales	$142,382	$163,538	$257,390
Natural gas and natural gas liquids sales	122,836	116,018	207,456
Gain (loss) on commodity derivative instruments	(36,464)	90,288	37,336
Lease bonus and other income	32,079	23,080	46,139
TOTAL REVENUE	260,833	392,924	548,321
OPERATING (INCOME) EXPENSE
Lease operating expense	18,755	21,583	21,233
Production costs and ad valorem taxes	35,464	35,767	49,575
Exploration expense	645	2,592	631
Depreciation, depletion and amortization	102,487	104,298	111,962
Impairment of oil and natural gas properties	6,775	249,569	117,930
General and administrative	73,139	77,175	62,765
Accretion of asset retirement obligations	892	1,075	1,060
(Gain) loss on sale of assets, net	(4,793)	(4,873)	32
Other expense	—	1,593	1,424
TOTAL OPERATING EXPENSE	233,364	488,779	366,612
INCOME (LOSS) FROM OPERATIONS	27,469	(95,855)	181,709
OTHER INCOME (EXPENSE)
Interest and investment income	656	58	28
Interest expense	(7,547)	(6,418)	(13,509)
Other income (expense)	(390)	910	959
TOTAL OTHER EXPENSE	(7,281)	(5,450)	(12,522)
NET INCOME (LOSS)	20,188	(101,305)	169,187
NET INCOME (LOSS) ATTRIBUTABLE TO PREDECESSOR	—	(450)	(169,187)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS SUBSEQUENT TO INITIAL PUBLIC OFFERING	12	1,260	—
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	(5,763)	(7,522)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	$14,437	$(108,017)	$—
ALLOCATION OF INCOME (LOSS) SUBSEQUENT TO INITIAL PUBLIC OFFERING ATTRIBUTABLE TO:
General partner interest	$—	$—
Common units	24,669	(54,326)
Subordinated units	(10,232)	(53,691)
	$14,437	$(108,017)
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.26	$(0.56)
Weighted average common units outstanding (basic)	96,073	96,182
Per subordinated unit (basic)	$(0.11)	$(0.56)
Weighted average subordinated units outstanding (basic)	95,138	95,057
Per common unit (diluted)	$0.26	$(0.56)
Weighted average common units outstanding (diluted)	96,243	96,182
Per subordinated unit (diluted)	$(0.11)	$(0.56)
Weighted average subordinated units outstanding (diluted)	95,138	95,057
DISTRIBUTIONS DECLARED AND PAID SUBSEQUENT TO INITIAL PUBLIC OFFERING:
Per common unit	$1.10	$0.424
Per subordinated unit	$0.74	$0.424
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Predecessor		Black Stone Minerals, L.P.
	Predecessor units	Partners' equity	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2013	164,133	$716,403	—	—	$—	$—	$—	$716,403
Conversion of Predecessor redeemable preferred units	15	221	—	—	—	—	—	221
Issuance of Predecessor units for acquisition of oil and natural gas properties	104	2,258	—	—	—	—	—	2,258
Repurchase of Predecessor units	(239)	(5,199)	—	—	—	—	—	(5,199)
Restricted Predecessor units granted, net of forfeitures	471	—	—	—	—	—	—	—
Equity-based compensation	—	11,340	—	—	—	—	—	11,340
Distributions to Predecessor unitholders and non-controlling interests	—	(225,273)	—	—	—	—	—	(225,273)
Net income attributable to Predecessor	—	169,187	—	—	—	—	—	169,187
Distributions on Predecessor redeemable preferred units	—	(15,720)	—	—	—	—	—	(15,720)
BALANCE AT DECEMBER 31, 2014	164,484	653,217	—	—	—	—	—	653,217
Conversion of Predecessor redeemable preferred units	2,750	39,240	—	—	—	—	—	39,240
Restricted Predecessor units granted	562	—	—	—	—	—	—	—
Repurchases of Predecessor units	(164)	(3,015)	—	—	—	—	—	(3,015)
Distributions to Predecessor unitholders and noncontrolling interests	—	(73,205)	—	—	—	—	—	(73,205)
Distributions on Predecessor redeemable preferred units	—	(4,040)	—	—	—	—	—	(4,040)
Net income attributable to Predecessor	—	450	—	—	—	—	—	450
Allocation of Predecessor units and equity	(167,632)	(612,647)	72,575	95,057	264,235	345,875	2,537	—
Issuance of common units for initial public offering, net of offering costs	—	—	22,500	—	391,500	—	—	391,500
Restricted common units granted, net of forfeitures	—	—	1,087	—	—	—	—	—
Equity-based compensation	—	—	—	—	14,181	3,819	—	18,000
Distributions	—	—	—	—	(40,783)	(40,304)	(133)	(81,220)
Charges to partners' equity for accrued distribution equivalent rights	—	—	—	—	(159)	—	—	(159)
Net loss subsequent to initial public offering	—	—	—	—	(50,543)	(49,952)	(1,260)	(101,755)
Distributions on redeemable preferred units	—	—	—	—	(3,783)	(3,739)	—	(7,522)
BALANCE AT DECEMBER 31, 2015	—	—	96,162	95,057	574,648	255,699	1,144	831,491
Restricted units granted, net of forfeitures	—	—	993	(56)	—	—	—	—
Equity-based compensation	—	—	—	—	21,022	2,823	—	23,845
Conversion of redeemable preferred units	—	—	184	241	2,625	3,439	—	6,064
Repurchases of common and subordinated units	—	—	(1,618)	(78)	(27,436)	—	—	(27,436)
Distributions	—	—	—	—	(105,817)	(70,127)	(111)	(176,055)
Charges to partners' equity for accrued distribution equivalent rights	—	—	—	—	(688)	—	—	(688)
Net income (loss)	—	—	—	—	27,565	(7,365)	(12)	20,188
Distributions on redeemable preferred units	—	—	—	—	(2,896)	(2,867)	—	(5,763)
BALANCE AT DECEMBER 31, 2016	—	$—	95,721	95,164	$489,023	$181,602	$1,021	$671,646
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,188	$(101,305)	$169,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	102,487	104,298	111,962
Impairment of oil and natural gas properties	6,775	249,569	117,930
Accretion of asset retirement obligations	892	1,075	1,060
Amortization of deferred charges	871	935	965
(Gain) loss on commodity derivative instruments	36,464	(90,288)	(37,336)
Net cash received (paid) on settlement of commodity derivative instruments	44,789	63,225	(1,947)
Equity-based compensation	43,138	18,000	11,340
(Gain) loss on sale of assets, net	(4,793)	(4,873)	32
Changes in operating assets and liabilities:
Accounts receivable	(29,759)	33,586	17,210
Prepaid expenses and other current assets	(180)	95	453
Accounts payable and accrued liabilities	(23,029)	11,221	8,003
Deferred revenue	(870)	(660)	(2,589)
Settlement of asset retirement obligations	(317)	(143)	(145)
NET CASH PROVIDED BY OPERATING ACTIVITIES	196,656	284,735	396,125
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and natural gas properties	(80,179)	(54,244)	(74,201)
Purchase of other property and equipment	(425)	(181)	(827)
Proceeds from the sale of oil and natural gas properties	198	25,705	19,470
Acquisitions of oil and natural gas properties	(141,136)	(62,278)	(45,552)
NET CASH USED IN INVESTING ACTIVITIES	(221,542)	(90,998)	(101,110)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units of Black Stone Minerals, L.P., net of offering costs	—	399,087	(7,587)
Borrowings under senior line of credit	349,000	245,600	230,000
Repayments under senior line of credit	(99,000)	(573,600)	(287,000)
Distributions to Predecessor unitholders	—	(126,383)	(224,926)
Distributions to Black Stone Minerals, L.P. common and subordinated unitholders	(175,943)	(81,087)	—
Distributions to preferred unitholders	(6,385)	(13,578)	(15,724)
Distributions to noncontrolling interests	(111)	(208)	—
Redemption of redeemable preferred units	(18,461)	(40,747)	—
Repurchases of Predecessor units	—	(3,015)	(5,199)
Debt issuance costs	(239)	(1,376)	—
Note receivable-officers	—	—	101
Repurchase of common and subordinate units	(27,436)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,425	(195,307)	(310,335)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,461)	(1,570)	(15,320)
CASH AND CASH EQUIVALENTS - beginning of the year	13,233	14,803	30,123
CASH AND CASH EQUIVALENTS - end of the year	$9,772	$13,233	$14,803
SUPPLEMENTAL DISCLOSURE
Interest paid	$6,535	$5,478	$12,754
NON-CASH ACTIVITIES
Accrued Predecessor distributions payable	$—	$(53,248)	$347
Conversion of redeemable preferred units	$(6,064)	$(39,240)	$(221)
Accrued distributions payable for redeemable preferred units	$(1,324)	$(2,016)	$(4)
Property additions and acquisitions financed through accounts payable and accrued liabilities	$26,553	$21,496	$14,130
Public offering costs capitalized and offset against proceeds from initial public offering	$—	$7,587	$—
Asset retirement obligations incurred	$2,009	$272	$2,505
Accrued distribution equivalent rights	$847	$159	$—
Liabilities assumed as consideration for oil and natural gas properties acquired	$—	$—	$7,000
Acquisition of oil and natural gas properties financed through issuance of Predecessor units	$—	$—	$2,258
Deferred revenue (settled) assumed through acquisition of oil and natural gas properties	$—	$—	$(2,657)
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
In addition to minerals interests, which make up the vast majority of the asset base, the Partnership's assets also include nonparticipating royalty interests, and overriding royalty interests. These interests, which are substantially non-cost-bearing, are collectively referred to as “mineral and royalty interests.” The Partnership’s mineral and royalty interests are located in most of the major onshore oil and natural gas producing basins spread across 41 states and 61 onshore oil and natural gas producing basins of the continental U.S. The Partnership also owns non-operated working interests in certain oil and natural gas properties.
Basis of presentation: The accompanying audited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The financial statements include the consolidated results of the Partnership. All intercompany balances and transactions have been eliminated. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.
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
The Partnership evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions. A significant decline in natural gas or oil prices could result in a reduction in the Partnership’s fair value estimates and cause the Partnership to perform analyses to determine if its oil and natural gas properties are impaired. As future commodity prices cannot be predicted accurately, actual results could differ significantly from estimates.
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
As exploration and development work progresses and the reserves associated with the Partnership’s properties become proven, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Acquisition costs of proved properties are amortized on the basis of all proved reserves, both developed and undeveloped, and capitalized development costs are amortized on the basis of proved developed reserves. Proved reserves are quantities of oil and natural gas that can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and government regulations. DD&A expense related to the Partnership’s producing oil and natural gas properties was $102.4 million, $102.7 million and $109.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Partnership evaluates impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. The Partnership compares the undiscounted projected future cash flows expected in connection with a depletable unit to the carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, future capital expenditures, and a risk-adjusted discount rate.
Impairment of proved oil and natural gas properties was $4.9 million, $127.8 million and $117.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The impairment primarily resulted from declines in future expected realizable net cash flows. The charges are included in impairment of oil and natural gas properties on the consolidated statements of operations and reflected in the net book value of oil and natural gas properties.
The carrying value of unproved properties, including unleased mineral rights, is periodically assessed for impairment using management’s assessment of fair value. The factors used to determine fair value are similar to those previously noted for proved properties. Impairment of unproved properties was $1.9 million and $121.8 million for the years ended December 31, 2016 and 2015, respectively. There was no impairment of unproved properties for the year ended December 31, 2014.
Upon the sale of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value is charged to income. On sale or retirement of an individual well, the proceeds are credited to accumulated DD&A.
Other property and equipment: Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from three to seven years. Depreciation and amortization expense totaled $0.1 million, $1.6 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Repairs and maintenance: The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued liabilities: Accrued liabilities consisted of the following as of December 31, 2016 and 2015:

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2016	2015
Accrued liabilities:
Accrued capital expenditures	$17,775	$20,494
Accrued incentive compensation	20,898	16,554
Accrued legal	—	7,000
Accrued severance	—	3,889
Accrued property taxes	3,175	3,699
Accrued other	9,104	6,367
TOTAL ACCRUED LIABILITIES	$50,952	$58,003

Debt issuance costs: Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issue costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issue costs was $0.9 million, $0.9 million, and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in interest expense in the consolidated statements of operations.
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
The Partnership recognizes oil and natural gas revenue from its interests in producing wells when the associated production is sold. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves, net to the Partnership, will not be sufficient to enable the under-produced owner to recoup its entitled share through production; however, such amounts are de minimis at December 31, 2016 and 2015. To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volume and prices for these properties are estimated and recorded within accounts receivable in the accompanying consolidated balance sheets. Crude oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. Natural gas contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality and heat content of natural gas, and prevailing supply and demand conditions, so that the price of natural gas fluctuates to remain competitive with other available natural gas supplies. These market indices are determined on a monthly basis.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes: The Partnership is organized as a pass-through entity for income tax purposes. As a result, the Partnership’s unitholders are responsible for federal and state income taxes attributable to their share of the Partnership’s taxable income. The Partnership is subject to other state-based taxes; however, those taxes are not material.
Limited partnerships that receive at least 90% of their gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are classified as “passive entities” and are generally exempt from the Texas margin tax. The Partnership believes that it meets the requirements for being considered a “passive entity” for Texas margin tax purposes. As a result, each unitholder that is considered a taxable entity under the Texas margin tax would generally be required to include its portion of the Partnership’s revenues in its own Texas margin tax computation. The Texas Administrative Code provides such income is sourced according to the principal place of business of the Partnership, which would be the state of Texas.
Fair value of financial instruments: The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value at December 31, 2016 and 2015 due to the short-term maturity of these instruments. See Note 6 – Fair Value Measurement for further discussion.
Incentive compensation: Incentive compensation includes both equity-based awards and liability awards. The Partnership recognizes compensation expense associated with its incentive compensation awards using either straight-line or accelerated attribution over the requisite service period (generally the vesting period of the awards) depending on the given terms of the award, based on their grant-date fair values. Incentive compensation expense is charged to general and administrative expense.
Liability awards are awards that are expected to be settled in cash or an unknown number of common or subordinated units on their vesting dates. Liability awards are recorded as accrued liabilities based on the vested portion of the estimated fair value of the awards as of the grant date, which is subject to revision based on the impact of certain performance conditions associated with the incentive plans. The Partnership may also recognize liability awards as a result of repurchase options given to the recipients participating in certain incentive plans.
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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new accounting guidance creates a framework under which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation, and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up adjustment as of the earliest period presented, or “modified retrospective” adoption, meaning the standard

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017 instead of December 15, 2016 for public entities, with early adoption permitted. The Partnership intends to use the modified retrospective adoption approach. Based on current evaluations to-date, the Partnership does not anticipate this new guidance will have a material impact on its consolidated financial statements. The Partnership is continuing to evaluate the disclosure requirements of this new guidance and does not plan on early adopting this guidance.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice of how certain cash receipts and cash payments are currently presented and classified in the statement of cash flows. The ASU addresses the topic of separately identifiable cash flows and application of the predominance principle. Classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance, and then by the nature of each separately identifiable cash flow. In situations where there is an absence of specific guidance and the cash flow has aspects of more than one type of classification, the predominance principle should be applied whereby the cash flow classification should depend on the activity that is likely to be the predominant source or use of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosure.

NOTE 3—ASSET RETIREMENT OBLIGATIONS
The ARO liability reflects the present value of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with the Partnership’s working-interest oil and natural gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Partnership estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.
The following table describes changes to the Partnership’s ARO liability:

	For the year ended December 31,
	2016	2015
	(In thousands)
Beginning asset retirement obligations	$10,585	$9,381
Liabilities incurred	2,009	272
Liabilities settled	(317)	(143)
Accretion expense	892	1,075
Revisions in estimated costs	181	—
Ending asset retirement obligations	$13,350	$10,585

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Throughout 2016, the Partnership funded certain other oil and natural gas asset acquisitions for an aggregate amount of $1.2 million in cash.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2016, the Partnership's open derivatives contracts consisted of only fixed-price-swap contracts. A fixed-price-swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in "Revenue" in the Partnership's accompying consolidated statement of operations. All derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively. See Note 6 – Fair Value Measurement for further discussion.
The table below summarizes the fair value and classification of the Partnership’s derivative instruments:

As at December 31, 2016
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$3,879	$3,879	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$3,879	$3,879	$—
Liabilities:
Current liability	Commodity derivative liabilities	$20,116	$3,879	$16,237
Long-term liability	Commodity derivative liabilities	482	—	482
Total liabilities		$20,598	$3,879	$16,719

As of December 31, 2015
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$48,260	$—	$48,260
Long-term asset	Deferred charges and other long-term assets	16,274	—	16,274
Total assets		$64,534	$—	$64,534
Liabilities:
Current liability	Commodity derivative liabilities	$—	$—	$—
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$—	$—	$—

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Partnership’s commodity derivative instruments (both assets and liabilities) are as follows:

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
Derivatives not designated as hedging instruments	2016	2015	2014
	(In thousands)
Beginning fair value of commodity derivative instruments	$64,534	$37,471	$(1,812)
Gain (loss) on oil derivative instruments	(15,998)	57,681	27,548
Gain (loss) on natural gas derivative instruments	(20,466)	32,607	9,788
Net cash received on settlements of oil derivative instruments	(27,450)	(41,786)	(46)
Net cash (received) paid on settlements of natural gas derivative instruments	(17,339)	(21,439)	1,993
Net change in fair value of commodity derivative instruments	(81,253)	27,063	39,283
Ending fair value of commodity derivative instruments	$(16,719)	$64,534	$37,471

The Partnership had the following open derivative contracts for oil as of December 31, 2016:

	Volume	Weighted Average	Range (Per Bbl)
Period and Type of Contract	(Bbl)	(Per Bbl)	Low	High
Oil Swap Contracts:
2017
First quarter	394,000	$61.78	$50.34	$63.65
Second quarter	405,000	53.63	51.45	54.38
Third quarter	396,000	$	$	$
Fourth quarter	396,000	53.12	52.57	53.67

The Partnership had the following open derivative contracts for natural gas as of December 31, 2016:

	Volume	Weighted Average	Range (Per MMBtu)
Period and Type of Contract	(MMBtu)	(Per MMBtu)	Low	High
Natural Gas Swap Contracts:
2017
First quarter	8,850,000	$3.40	$3.08	$3.52
Second quarter	8,300,000	3.09	2.85	3.18
Third quarter	7,730,000	2.97	2.90	3.12
Fourth quarter	7,040,000	3.08	2.92	3.29

The Partnership entered into the following derivative contracts for oil subsequent to December 31, 2016:

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Volume	Weighted Average	Range (Per Bbl)
Period and Type of Contract	(Bbl)	(Per Bbl)	Low	High
Oil Swap Contracts:
2017
First quarter	90,000	$54.80	$54.28	$55.23
Second quarter	210,000	54.90	54.65	55.23
Third quarter	160,000	54.94	54.65	55.23
Fourth quarter	120,000	55.00	54.65	55.23
2018
First quarter	475,000	$54.74	$54.50	$55.05
Second quarter	445,000	54.73	54.50	54.90
Third quarter	425,000	54.72	54.50	54.90
Fourth quarter	405,000	54.72	54.50	54.90

The Partnership entered into the following derivative contracts for natural gas subsequent to December 31, 2016:

	Volume	Weighted Average	Range (Per MMBtu)
Period and Type of Contract	(MMBtu)	(Per MMBtu)	Low	High
Natural Gas Swap Contracts:
2017
First quarter	1,740,000	$3.19	$2.95	$3.40
Second quarter	4,080,000	3.16	2.95	3.40
Third quarter	3,480,000	3.21	3.13	3.41
Fourth quarter	3,480,000	3.22	3.13	3.57
2018
First quarter	4,800,000	$3.01	$2.99	$3.02
Second quarter	4,800,000	3.01	2.99	3.02
Third quarter	4,800,000	3.01	2.99	3.02
Fourth quarter	4,500,000	3.01	2.99	3.02

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2016 and 2015.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of our cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2016 and 2015 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Derivatives and Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty
	Level 1	Level 2	Level 3	Netting	Total
	(In thousands)
As of December 31, 2016
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	—	16,719	—	—	16,719
As of December 31, 2015
Financial Assets
Commodity derivative instruments	$—	$64,534	$—	$—	$64,534
Financial Liabilities
Commodity derivative instruments	—	—	—	—	—
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are prepared by estimating discounted cash flow projections. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership's fair value assessments for recent acquisitions are included in Note 4 - Acquisitions.
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2016 and 2015.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using			Net Book
	Level 1	Level 2	Level 3	Value[1]	Impairment
	(In thousands)
Year Ended December 31, 2016
Impaired oil and natural gas properties	$—	$—	$3,042	$9,817	$6,775
Year Ended December 31, 2015
Impaired oil and natural gas properties	$—	$—	$156,689	$406,258	$249,569
Year Ended December 31, 2014
Impaired oil and natural gas properties	$—	$—	$81,864	$199,794	$117,930
  1 Amount represents net book value at the date of assessment.

The carrying value of all debt as of December 31, 2016 and 2015 approximates fair value due to variable market rates of interest. These fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

NOTE 8—SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. Exxon Mobil represented 11.0% of total revenue for the years ended December 31, 2016. No customer represented 10.0% or more of total revenue for the years ended December 31, 2015. One company, Chesapeake Energy Corporation, represented 10.0% of total revenue for the year ended December 31, 2014.
If the Partnership lost a significant customer, such loss could impact revenue derived from its mineral and royalty interests and working interests. The loss of any single customer is mitigated by the Partnership’s diversified customer base.

NOTE 9—CREDIT FACILITIES
Senior Line of Credit
The Partnership maintains a senior secured revolving credit agreement, as amended, (the “Senior Line of Credit”). The Senior Line of Credit has a maximum credit amount of $1.0 billion . On October 28, 2015, the Senior Line of Credit was further amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. The amount of the borrowing base is derived from the value of the Partnership’s oil and natural gas properties determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. Effective October 28, 2015, the borrowing base was $550.0 million. The Partnership' semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base from $550.0 million to $450.0 million, effective April 15, 2016. The Partnership's fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base from $450.0 million to $500.0 million, which became effective October 31, 2016. Drawings on the Senior Line of Credit are used for the acquisition of oil and natural gas properties and for other general business purposes.
Prior to October 31, 2016, borrowings under the Senior Line of Credit bore interest at LIBOR plus a margin between 1.50% and 2.50%, or prime rate plus a margin between 0.50% and 1.50%, with the margin depending on the borrowing base utilization percentage of the loan. The prime rate was determined to be the higher of the financial institution’s prime rate or the federal funds effective rate plus 0.50% per annum. Effective October 31, 2016, borrowings under the Senior Line of Credit bore interest at LIBOR plus a margin between 2.00% and 3.00%, or the Prime rate plus a margin between 1.00% and 2.00%, with the margin depending on the borrowing base utilization of the loan.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average interest rate of the Senior Line of Credit was 3.26% and 1.92% as of December 31, 2016 and 2015, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Senior Line of Credit is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Senior Line of Credit contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Senior Line of Credit requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of December 31, 2016, the Partnership was in compliance with all financial covenants in the Senior Line of Credit.
The aggregate principal balance outstanding was $316.0 million and $66.0 million at December 31, 2016 and 2015, respectively. The unused portion of the available borrowings under the Senior Line of Credit was $184.0 million and $484.0 million at December 31, 2016 and 2015, respectively.

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
On May 6, 2015, cash awards with service-based graded vesting requirements through March 31, 2019 were also granted to certain other employees.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about restricted units for the year ended December 31, 2016.

	Units		Weighted-Average Grant-Date Fair Value per Unit
Units	Common	Subordinated	Common	Subordinated
Unvested at December 31, 2015	1,362,091	442,778	$19.08	$19.36
Granted	985,239	—	10.58	—
Vested	(716,753)	(224,090)	15.10	19.80
Converted	—	—	—	—
Forfeited	(359,362)	(55,647)	17.09	18.77
Unvested at December 31, 2016	1,271,215	163,041	15.29	18.97
The weighted-average grant-date fair value for unit-based awards was $10.09, $18.79, and $20.73 for the years ended December 31, 2016, 2015, and 2014, respectively. Unrecognized compensation cost associated with restricted common and subordinated unit awards was $13.1 million and $1.3 million, respectively, as of December 31, 2016, which the Partnership expects to recognize over a weighted-average period of 2.06 years and 1.20 years for common units and subordinated units, respectively. The fair value of units vested for the years ended December 31, 2016, 2015, and 2014 was $11.9 million, $9.4 million and $8.6 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2016, 2015 and 2014.
Performance Unit Grant Awards
On May 6, 2015, the Board also approved a grant of 947,142 restricted performance units that are subject to both performance-based and service-based vesting provisions. The number of common units issued to a recipient upon vesting of a restricted performance unit will be calculated based on performance against certain metrics that relate to the Partnership’s performance over each of the four 12-month performance periods commencing April 1, 2015. The target number of common units subject to each restricted performance unit is one; however, based on the achievement of performance criteria, the number of common units that may be received in settlement of each restricted performance unit can range from zero to two times the target number. The restricted performance units are eligible to become earned as follows: 16.66%, 16.67%, and 16.67% in each of the 12-month performance periods that end on March 31, 2016, March 31, 2017, and March 31, 2018, respectively.  The remaining 50% of the restricted performance units are eligible to become earned during the final 12-month performance period that ends on March 31, 2019. If the performance criteria are not met for the final performance period, the awards allow for a make-up period ending on March 31, 2020. Compensation expense related to the restricted performance unit awards is determined by multiplying the number of common units underlying such awards that, based on the Partnership’s estimate, are likely to vest, by the grant-date fair value and recognized using the accelerated attribution method. Distribution equivalent rights for the restricted performance unit awards that are expected to vest are charged to partners’ capital.
The following table summarizes information about performance units for the year ended December 31, 2016.

Performance units	Units	Weighted- Average Grant- Date Fair Value per Unit
Unvested at December 31, 2015	947,142	$19.00
Granted	730,632	11.36
Vested	(216,177)	17.90
Forfeited	(305,178)	16.88
Unvested at December 31, 2016	1,156,419	14.94

Unrecognized compensation cost associated with performance unit awards was $10.8 million as of December 31, 2016, which the Partnership expects to recognize over a weighted-average period of 1.92 years.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Compensation Summary
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
Incentive compensation expense	2016	2015	2014
	(In thousands)
Cash—long-term incentive plan	$2,725	$15,064	$13,927
Equity-based compensation—restricted common and subordinated units	13,408	10,137	7,194
Equity-based compensation—restricted performance units	18,518	4,743	—
Board of Directors incentive plan	2,012	3,120	4,146
Total incentive compensation expense	$36,663	$33,064	$25,267

NOTE 11—EMPLOYEE BENEFIT PLANS
The Partnership sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of employment with the Partnership. Following three years of employment, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
The Partnership leases certain office space and equipment under cancelable and non-cancelable operating leases that end at various dates through 2019. The Partnership recognizes rent expense on a straight-line basis over the lease term. Rent expense under such arrangements was $1.9 million, $1.8 million, and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Such amounts are included in general and administrative expense on the consolidated statements of operations.
Future minimum lease commitments under non-cancelable leases are as follows:

Year Ending December 31,	(In thousands)
2017	$1,603
2018	1,647
2019	35
2020	12
2021	—
Total	$3,297

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2016 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 13—REDEEMABLE PREFERRED UNITS
The Partnership has outstanding 52,691 and 77,216 redeemable preferred units outstanding with a carrying value of $54.0 million and $79.2 million as of December 31, 2016 and 2015, respectively. The aforementioned amounts include accrued distributions of $1.3 million and $1.9 million as of December 31, 2016 and 2015, respectively. The redeemable preferred units are classified as mezzanine equity on the consolidated balance sheets since redemption is outside the control of the Partnership. The preferred units are entitled to an annual distribution of 10% of the funded capital of the redeemable preferred units, payable on a quarterly basis in arrears.
Prior to our liquidation, and while any of our redeemable preferred units remain outstanding, cash or other property of the partnership will be distributed 100% to our redeemable preferred unitholders until the aggregate Unpaid Preferred Yield (as defined below) of each redeemable preferred unit accrued through the last day of the immediately preceding calendar quarter has been reduced to zero. Distributions in excess of the aggregate Unpaid Preferred Yield will be distributed 100% to common and subordinated unitholders, until there has been distributed an aggregate amount in respect of such calendar year equal to 10% of the aggregate Interest Fair Market Value of the outstanding common and subordinated units as of the first day of such calendar year. Any additional distributions shall be distributed to the common and subordinated unitholders, on the one hand, and the preferred unitholders, on the other hand, pro rata on an as-is-converted basis.
The terms “Interest Fair Market Value,” “Preferred Yield,” and “Unpaid Preferred Yield” have the following meanings:
“Interest Fair Market Value” means, as of any date, the amount which would be received by the holder of a common unit or subordinated unit, as applicable, if (a) all of the preferred units were converted into or exchanged or exercised for common units and, during the subordination period, subordinated units, (b) the fair market value of the assets of the Partnership in excess of its liabilities as of the date of determination of Interest Fair Market Value equaled the Value (as defined in the partnership agreement) as of such date, adjusted to reflect any increases in equity value resulting from the deemed conversion, exchange or exercise of convertible securities, and (c) an amount equal to such Value (as defined in the partnership agreement), as so adjusted, were distributed to the unitholders in accordance with the liquidation distribution provisions of the partnership agreement.
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
The redeemable preferred units are convertible into common and subordinated units at the option of the redeemable preferred unitholders. The redeemable preferred units have an adjusted conversion price of $14.2683 and an adjusted conversion rate of 30.3431 common units and 39.7427 subordinated units per redeemable preferred unit, which reflects the reverse split described in Note 1 – Business and Basis of Presentation and the capital restructuring related to the IPO.  The redeemable preferred unitholders can elect to have the Partnership redeem, at face value, up to 28,266 redeemable preferred units as of December 31, 2017 and 24,425 redeemable preferred units as of December 31, 2018, plus any accrued and unpaid distributions.
The Partnership shall have the right, at its sole option, to redeem an amount of redeemable preferred units equal to the units being redeemed by an owner of redeemable preferred units on each December 31. Any amount of a given year’s redeemable preferred units eligible for redemption not redeemed on December 31 shall automatically convert to common and subordinated units on January 1 in the following year.
For the year ended December 31, 2016, 18,461 redeemable preferred units were redeemed for $19.0 million, including accrued unpaid yield. For the year ended December 31, 2016, 6,064 redeemable preferred units totaling $6.1 million were converted into 184,006 common units and 240,986 subordinated units as a result of the mandatory conversion subsequent to December 31, 2015. For the year ended December 31, 2015, 39,240 redeemable preferred units totaling $39.2 million were

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

converted into the equivalent of 1,190,664 common units and 1,559,502 subordinated units on an adjusted basis. For the year ended December 31, 2014, 221 redeemable preferred units totaling $0.2 million were converted into 15,489 Predecessor units.
On November 6, 2015, the Partnership commenced a tender offer to purchase up to 100% of the then outstanding redeemable preferred units at par value plus unpaid accrued yield. The tender offer expired on December 10, 2015. The Partnership purchased and canceled 40,747 redeemable preferred units for $1,019.45 per unit for a total cost of $41.5 million, excluding fees and expenses related to the tender offer.

NOTE 14—EARNINGS PER UNIT
The Partnership applies the two-class method for purposes of calculating earnings per unit (“EPU”). The holders of the Partnership’s restricted common and subordinated units have all the rights of a unitholder, including non-forfeitable distribution rights. As participating securities, the restricted common and subordinated units are included in the calculation of basic earnings per unit. For the periods presented, the amount of earnings allocated to these participating units was not material. Net income (loss) attributable to the Partnership is allocated to our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period. The redeemable preferred units could be converted into 1.6 million common units and 2.1 million subordinated units as of December 31, 2016. At December 31, 2016, if the redeemable preferred units were converted to common and subordinated units, the effect would be anti-dilutive. Therefore, the redeemable preferred units are not included in the diluted EPU calculation. The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. As of December 31, 2016, there were no units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU as the inclusion of these units would be antidilutive.
The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except per unit amounts)
NET INCOME (LOSS)	$20,188	$(101,305)	$169,187
NET (INCOME) LOSS ATTRIBUTABLE TO PREDECESSOR	—	(450)	(169,187)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS SUBSEQUENT TO INITIAL PUBLIC OFFERING	12	1,260	—
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	(5,763)	(7,522)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS SUBSEQUENT TO INITIAL PUBLIC OFFERING	$14,437	$(108,017)	$—
ALLOCATION OF NET INCOME (LOSS) SUBSEQUENT TO INITIAL PUBLIC OFFERING ATTRIBUTABLE TO:
General partner interest	$—	$—
Common units	24,669	(54,326)
Subordinated units	(10,232)	(53,691)
	$14,437	$(108,017)
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.26	$(0.56)
Weighted average common units outstanding (basic)	96,073	96,182
Per subordinated unit (basic)	$(0.11)	$(0.56)
Weighted average subordinated units outstanding (basic)	95,138	95,057
Per common unit (diluted)	$0.26	$(0.56)
Weighted average common units outstanding (diluted)	96,243	96,182
Per subordinated unit (diluted)	$(0.11)	$(0.56)
Weighted average subordinated units outstanding (diluted)	95,138	95,057

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—COMMON UNIT REPURCHASE PROGRAM

On March 4, 2016, the Board of Directors of the Partnership's general partner (the “Board”) authorized the repurchase of up to $50.0 million in common units through a program that terminated on September 15, 2016. The repurchase program authorized the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership repurchased a total of 1.3 million common units for an aggregate cost of $20.2 million . The repurchase program was funded from the Partnership's cash on hand or available revolving credit facility. Repurchased common units were canceled.

NOTE 16—SUBSEQUENT EVENTS
On February 9, 2017, the Board approved a distribution for the period October 1, 2016 to December 31, 2016 of $0.2875 per common unit and $0.18375 per subordinated unit. Distributions were paid on February 27, 2017 to unitholders of record at the close of business on February 20, 2017.
During January 2017, the Partnership closed four mineral interest transactions in Loving County, Texas for approximately $32.0 million in cash, with borrowings from the Senior Credit facility, and $11.8 million of the Partnership's common units. Two Haynesville/Bossier Shale mineral interest transactions closed for $6.4 million. Two additional mineral interest acquisitions closed in Angelina County, Texas for approximately $8.6 million.
On February 2, 2017 the Partnership filed a shelf registration statement, on Form S-3, with the U.S. Securities and Exchange Commission for the issuance of the Partnership's common units. The filing became effective on February 8, 2017.

On February 15, 2017, the Board granted 750,892 restricted common units and 438,067 restricted performance units at a grant-date fair value of $18.30 per unit under the 2015 LTIP.
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc. The Partnership has an average 50% working interest in the acreage and is the largest mineral owner. A total of 58 wells are anticipated to be drilled over an initial phase, beginning with wells spud after January 1, 2017. At its option, Canaan may participate in two additional phases with each phase estimated to last approximately two years. During the three phases of the agreement, Canaan will commit on a phase-by-phase basis and fund 80% of the Partnership's drilling and completion costs and will be assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis). After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership will receive a base overriding royalty interest (“ORRI”) before payout and an additional ORRI after payout on all wells drilled under the agreement. The execution of this agreement is anticipated to reduce the Partnership's future capital obligations by approximately $30-$35 million in 2017 and by an average of $40-$50 million annually, thereafter.

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Acquisition Costs of Properties:[1]
Proved	$40,242	$2,302	$13,215
Unproved	100,888	60,994	35,706
Exploration Costs	645	2,592	631
Development Costs	73,316	60,056	50,595
Total	$215,091	$125,944	$100,147

1.	See Note 4 – Acquisitions for further discussion. Unproved properties also include purchases of leasehold prospects.

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

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2016	2015
	(In thousands)
Proved properties	$2,091,337	$1,957,648
Unproved properties	605,736	524,563
Total	2,697,073	2,482,211
Accumulated depreciation, depletion, amortization, and impairment	(1,652,930)	(1,543,796)
Oil and natural gas properties, net	$1,044,143	$938,415

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

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2013	18,949	239,960	58,942
Revisions of previous estimates[1]	(1,904)	(20,764)	(5,365)
Purchases of minerals in place[2]	89	7,439	1,329
Extensions, discoveries and other additions[3]	2,938	19,894	6,254
Production	(3,005)	(42,273)	(10,051)
Net proved reserves at December 31, 2014	17,067	204,256	51,109
Revisions of previous estimates[1]	(197)	(17,043)	(3,037)
Purchases of minerals in place[4]	8	367	69
Extensions, discoveries and other additions[5]	2,529	57,484	12,110
Production	(3,565)	(41,389)	(10,463)
Net proved reserves at December 31, 2015	15,842	203,675	49,788
Revisions of previous estimates[1]	3,007	29,024	7,844
Purchases of minerals in place[6]	1,322	5,683	2,269
Extensions, discoveries and other additions[7]	1,877	79,455	15,120
Production	(3,680)	(47,498)	(11,596)
Net proved reserves at December 31, 2016	18,368	270,339	63,425
Net Proved Developed Reserves[8]
December 31, 2014	16,700	202,888	50,514
December 31, 2015	15,497	174,555	44,590
December 31, 2016	18,150	223,057	55,327
Net Proved Undeveloped Reserves[9]
December 31, 2014	367	1,368	595
December 31, 2015	345	29,120	5,198
December 31, 2016	218	47,282	8,098
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable technical revisions are related to well performance in certain Haynesville/Bossier wells.
2 Includes the acquisition of mineral-and-royalty reserves primarily located throughout Texas, including in the Eagle Ford Shale and Wolfcamp plays and working interest reserves, the substantial majority of which is located in the Haynesville/Bossier play in San Augustine County, Texas.
3 Includes discoveries and additions primarily related to active drilling in the Haynesville/Bossier, Bakken/Three Forks, Eagle Ford Shale, Wilcox, Granite Wash, and Fayetteville plays.
4 Includes the acquisition of mineral-and-royalty reserves primarily in the Marcellus and Wolfcamp plays.
5 Includes discoveries and additions primarily related to active drilling in the Haynesville/Bossier, Bakken/Three Forks, Wilcox, Eagle Ford, and Fayetteville plays.
6 Includes the acquisition of mineral-and-royalty reserves primarily in the Permian and Denver basins.
7 Includes extensions and additions primarily related to the active drilling program in the Haynesville/Bossier play.
8 Proved developed reserves of 74 MBoe, 84 MBoe and 87 MBoe as of December 31, 2016, 2015, and 2014, respectively, were attributable to noncontrolling interests in the Partnership’s consolidated subsidiaries.
9 As of December 31, 2016, 2015, and 2014, no proved undeveloped reserves were attributable to noncontrolling interests.

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Future cash inflows	$1,267,179	$1,211,290	$2,493,294
Future production costs	(193,749)	(205,861)	(405,833)
Future development costs	(36,509)	(84,746)	(64,968)
Future income tax expense	(3,516)	—	—
Future net cash flows (undiscounted)	1,033,405	920,683	2,022,493
Annual discount 10% for estimated timing	(430,390)	(365,711)	(879,399)
Total[1]	$603,015	$554,972	$1,143,094

1 Includes standardized measure of discounted future net cash flows of approximately $0.6 million, $0.7 million, and $1.4 million for December 31, 2016, 2015, and 2014, attributable to noncontrolling interests in the Partnership’s consolidated subsidiaries.
The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Standardized measure, beginning of year	$554,972	$1,143,094	$1,185,257
Sales, net of production costs	(210,354)	(222,206)	(391,983)
Net changes in prices and production costs related to future production	(81,456)	(621,065)	75,284
Extensions, discoveries and improved recovery, net of future production and development costs	86,606	165,020	209,651
Previously estimated development costs incurred during the period	28,909	7,084	12,162
Revisions of estimated future development costs	—	669	7,854
Revisions of previous quantity estimates, net of related costs	147,507	(67,911)	(110,431)
Accretion of discount	55,662	114,309	118,526
Purchases of reserves in place, less related costs	34,751	584	24,210
Other	(13,582)	35,394	12,564
Net increase (decrease) in standardized measures	48,043	(588,122)	(42,163)
Standardized measure, end of year	$603,015	$554,972	$1,143,094

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

Selected Quarterly Financial Information—Unaudited
Quarterly financial data was as follows for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[2]
	(In thousands, except for per unit data)
2016
Total revenue	$64,381	$40,569	$99,171	$56,712
Income (loss) from operations	11,610	(19,478)	39,316	(3,979)
Net income (loss)	10,749	(20,810)	37,535	(7,286)
Net income (loss) attributable to the general partner and common and subordinated units	8,943	(22,111)	36,219	(8,614)
Net income (loss) attributable to common and subordinated units per unit (basic)[1]
Per common unit (basic)	.09	(0.08)	0.24	0.01
Per subordinated unit (basic)	.01	(0.15)	0.14	(0.11)
Net income (loss) attributable to common and subordinated units per unit (diluted)[1]
Per common unit (diluted)	.09	(0.08)	0.24	0.01
Per subordinated unit (diluted)	.01	(0.15)	0.14	(0.11)
Cash distributions declared and paid per limited partner unit
Per common unit	0.2625	0.2625	0.2875	0.2875
Per subordinated unit	0.1838	0.1838	0.1838	0.1838
Total assets	$1,045,843	$1,126,830	$1,137,232	$1,128,827
Long-term debt	116,000	285,000	299,000	316,000
Total mezzanine equity	54,001	54,001	54,015	54,015
2015
Total revenue	$91,061	$64,803	$137,020	$100,040
Net income (loss)	17,299	(122,766)	53,892	(49,730)
Net income (loss) attributable to the general partner and common and subordinated units	*	(107,587)	50,916	(51,346)
Net income (loss) attributable to common and subordinated units per unit (basic)[1]
Per common unit (basic)	*	(0.56)	0.27	(0.27)
Per subordinated unit (basic)	*	(0.56)	0.27	(0.27)
Net income (loss) attributable to common and subordinated units per unit (diluted)[1]
Per common unit (diluted)	*	(0.56)	0.27	(0.27)
Per subordinated unit (diluted)	*	(0.56)	0.27	(0.27)
Cash distributions declared per limited partner unit
Per common unit	*	*	0.1615	0.2625
Per subordinated unit	*	*	0.1615	0.2625
Total assets	$1,274,291	$1,118,569	$1,161,446	$1,061,436
Long-term debt	389,000	6,000	43,000	66,000
Total mezzanine equity	120,889	120,904	120,936	79,162

* Information is not applicable for the periods prior to the initial public offering.
1 See Note 14 – Earnings Per Unit in the consolidated financial statements.
2 Reported volumes in the fourth quarter of 2016 were negatively impacted by production shut-ins estimated at 1.0 MBoe/d for the quarter related to offset completion work and processing plant downtime in the Haynesville Shale.