Form 10-Q
period 2017-03-31
Black Stone Minerals, L.P.
filed 2017-05-09
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ to _______________
Commission File Number: 001-37362

Black Stone Minerals, L.P. (Exact name of registrant as specified in its charter)

Delaware	47-1846692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 2020 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 445-3200 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2017, there were 97,697,711 common limited partner units, 95,388,424 subordinated limited partner units, and 26,426 preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,005	$9,772
Accounts receivable	74,974	68,181
Prepaid expenses and other current assets	1,121	1,036
TOTAL CURRENT ASSETS	90,100	78,989
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $671,131 and $605,736 at March 31, 2017 and December 31, 2016, respectively	2,776,651	2,697,073
Accumulated depreciation, depletion, amortization, and impairment	(1,679,267)	(1,652,930)
Oil and natural gas properties, net	1,097,384	1,044,143
Other property and equipment, net of accumulated depreciation of $14,369 and $14,327 at March 31, 2017 and December 31, 2016, respectively	579	528
NET PROPERTY AND EQUIPMENT	1,097,963	1,044,671
Deferred charges and other long-term assets	11,659	5,167
TOTAL ASSETS	$1,199,722	$1,128,827
LIABILITIES, MEZZANINE EQUITY AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,949	$4,142
Accrued liabilities	38,704	50,952
Commodity derivative liabilities	4,941	16,237
TOTAL CURRENT LIABILITIES	47,594	71,331
LONG-TERM LIABILITIES
Credit facility	388,000	316,000
Accrued incentive compensation	1,873	1,485
Commodity derivative liabilities	—	482
Deferred revenue	658	518
Asset retirement obligations	13,599	13,350
TOTAL LIABILITIES	451,724	403,166
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY
Partners' equity - convertible redeemable preferred units, 33 and 53 units outstanding at March 31, 2017 and December 31, 2016, respectively	34,145	54,015
EQUITY
Partners' equity - general partner interest	—	—
Partners' equity - common units, 97,696 and 95,721 units outstanding at March 31, 2017 and December 31, 2016, respectively	520,052	489,023
Partners' equity - subordinated units, 95,388 and 95,164 units outstanding at March 31, 2017 and December 31, 2016, respectively	192,796	181,602
Noncontrolling interests	1,005	1,021
TOTAL EQUITY	713,853	671,646
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,199,722	$1,128,827
The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE
Oil and condensate sales	$40,474	$27,248
Natural gas and natural gas liquids sales	47,701	25,112
Gain (loss) on commodity derivative instruments	22,725	10,626
Lease bonus and other income	13,682	1,395
TOTAL REVENUE	124,582	64,381
OPERATING (INCOME) EXPENSE
Lease operating expense	4,189	4,889
Production costs and ad valorem taxes	11,902	7,062
Exploration expense	562	8
Depreciation, depletion, and amortization	26,379	21,721
Impairment of oil and natural gas properties	—	6,096
General and administrative	17,212	17,401
Accretion of asset retirement obligations	247	274
(Gain) loss on sale of assets, net	(924)	(4,680)
TOTAL OPERATING EXPENSE	59,567	52,771
INCOME (LOSS) FROM OPERATIONS	65,015	11,610
OTHER INCOME (EXPENSE)
Interest and investment income	6	153
Interest expense	(3,507)	(1,048)
Other income (expense)	69	34
TOTAL OTHER EXPENSE	(3,432)	(861)
NET INCOME (LOSS)	61,583	10,749
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9)	(2)
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS	(1,114)	(1,804)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$60,460	$8,943
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	35,517	8,320
Subordinated units	24,943	623
	$60,460	$8,943
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.37	$0.09
Weighted average common units outstanding (basic)	96,901	96,484
Per subordinated unit (basic)	$0.26	$0.01
Weighted average subordinated units outstanding (basic)	95,149	94,995
Per common unit (diluted)	$0.37	$0.09
Weighted average common units outstanding (diluted)	97,590	96,752
Per subordinated unit (diluted)	$0.26	$0.01
Weighted average subordinated units outstanding (diluted)	95,149	94,995
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.2875	$0.2625
Per subordinated unit	$0.1838	$0.1838

 The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except per unit amounts)

	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2016	95,721	95,164	$489,023	$181,602	$1,021	$671,646
Restricted units granted, net of forfeitures	1,565	—	—	—	—	—
Equity-based compensation	—	—	16,247	271	—	16,518
Conversion of redeemable preferred units	201	263	2,868	3,756	—	6,624
Repurchases of common and subordinated units	(426)	(39)	(7,553)	(292)	—	(7,845)
Issuance of units for property acquisitions	635	—	12,199	—	—	12,199
Distributions	—	—	(27,920)	(17,484)	(25)	(45,429)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(329)	—	—	(329)
Net income (loss)	—	—	36,079	25,495	9	61,583
Distributions on redeemable preferred units	—	—	(562)	(552)	—	(1,114)
BALANCE AT MARCH 31, 2017	97,696	95,388	$520,052	$192,796	$1,005	$713,853

The accompanying notes are an integral part of these consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61,583	$10,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	26,379	21,721
Impairment of oil and natural gas properties	—	6,096
Accretion of asset retirement obligations	247	274
Amortization of deferred charges	215	197
(Gain) loss on commodity derivative instruments	(22,725)	(10,626)
Net cash received on settlement of commodity derivative instruments	4,278	20,581
Equity-based compensation	4,661	5,900
(Gain) loss on sale of assets, net	(924)	(4,680)
Changes in operating assets and liabilities:
Accounts receivable	(6,568)	(3,039)
Prepaid expenses and other current assets	(85)	(196)
Accounts payable and accrued liabilities	(2,739)	(20,814)
Deferred revenue	(325)	(203)
Settlement of asset retirement obligations	(43)	(54)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	63,954	25,906
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and natural gas properties	(17,615)	(25,110)
Purchase of other property and equipment	(93)	(5)
Proceeds from the sale of oil and natural gas properties	1,993	33
Acquisitions of oil and natural gas properties	(48,371)	(10,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,086)	(35,082)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under senior line of credit	103,000	61,000
Repayments of borrowings under senior line of credit	(31,000)	(11,000)
Distributions to Black Stone Minerals, L.P. common and subordinated unitholders	(45,404)	(42,864)
Distributions to redeemable preferred unitholders	(1,619)	(1,946)
Distributions to noncontrolling interests	(25)	(33)
Redemptions of redeemable preferred units	(12,742)	—
Repurchases of common and subordinated units	(7,845)	(4,201)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,365	956
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,233	(8,220)
CASH AND CASH EQUIVALENTS - beginning of the period	9,772	13,233
CASH AND CASH EQUIVALENTS - end of the period	$14,005	$5,013
SUPPLEMENTAL DISCLOSURE
Interest paid	$3,156	$829

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
In addition to mineral interests, which make up the vast majority of the asset base, the Partnership’s assets also include nonparticipating and overriding royalty interests. These interests, which are non-cost-bearing, are collectively referred to as “mineral and royalty interests.” As of March 31, 2017, the Partnership’s mineral and royalty interests are located in most of the major onshore oil and natural gas producing basins spread across 41 states and 64 onshore oil and natural gas producing basins of the continental United States. The Partnership also owns non-operated working interests in certain oil and natural gas properties.
Basis of presentation: The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s 2016 Annual Report on Form 10-K. The financial statements include the consolidated results of the Partnership. All intercompany balances and transactions have been eliminated.
In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for the periods presented have been reflected. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been determined to be the chief operating decision maker and allocates resources and assesses performance based upon financial information at the consolidated level.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies: Significant accounting policies are disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2017.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The FASB issued this ASU in response to stakeholder feedback that the current definition of a business in ASC 805 is being applied too broadly and the application of the guidance was not resulting in consistent application in a cost effective manner. This ASU provides a screen whereby a transaction will be accounted for as an asset purchase (or disposal) if substantially all of the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen is not met, the entity will evaluate whether it is a business acquisition under revised criteria. The ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted under certain circumstances. The amendments in this ASU should be applied prospectively as of the beginning of the period of adoption. The Partnership is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended
March 31, 2017
(In thousands)
Beginning asset retirement obligations	$13,350
Liabilities incurred	45
Liabilities settled	(43)
Accretion expense	247
Revisions	—
Ending asset retirement obligations	$13,599

NOTE 4—ACQUISITIONS AND DISPOSITIONS
Acquisitions of proved oil and natural gas properties and working interests are considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions of unproved oil and natural gas properties are considered asset acquisitions and are recorded at cost.
2017 Acquisitions and Dispositions
During the first quarter of 2017, the Partnership executed the following transactions:
On January 4, 2017, the Partnership acquired mineral and royalty interests in Loving County, Texas for approximately $22.3 million in cash.

(In thousands)
Proved oil and natural gas properties	$3,331
Unproved oil and natural gas properties	18,802
Net working capital	204
Total fair value	$22,337
On January 10, 2017, the Partnership acquired mineral and royalty interests in Loving and Winkler Counties of Texas for approximately $5.0 million in cash and $12.0 million of the Partnership’s common units.  In addition, acquisition related costs of $1.2 million were expensed and included in the general and administrative line item of the 2017 consolidated statement of operations.

(In thousands)
Proved oil and natural gas properties	$1,804
Unproved oil and natural gas properties	15,206
Net working capital	59
Total fair value	$17,069

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, several mineral and royalty interest acquisitions were closed in Angelina County, Texas for an aggregate amount of approximately $16.6 million in cash and $0.2 million of the Partnership’s common units.  There were two additional mineral and royalty interest acquisitions in Loving and Winkler Counties in Texas for approximately $3.4 million in cash. One additional royalty interest purchase closed in San Augustine County, Texas for approximately $1.0 million. The cash portion of all of the above transactions was funded via proceeds from the Partnership's credit facility.
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. A total of 18 wells are anticipated to be drilled over an initial phase, beginning with wells spud after January 1, 2017. At its option, Canaan may participate in two additional phases with each phase continuing for the lesser of two years or until an additional 20 wells have been drilled. During the three phases of the agreement, Canaan will commit on a phase-by-phase basis and fund 80% of the Partnership's drilling and completion costs and will be assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis). After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership will receive a base overriding royalty interest (“ORRI”) before payout and an additional ORRI after payout on all wells drilled under the agreement. The execution of this agreement is anticipated to reduce the Partnership's future capital expenditures by approximately $30-$35 million in 2017 and by an average of $40-$50 million annually, thereafter.
2016 Acquisitions and Dispositions
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

NOTE 5—DERIVATIVES AND FINANCIAL INSTRUMENTS
The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses oil and natural gas derivative instruments. From time to time, such instruments may include fixed-price-swap contracts, fixed price contracts, costless collars, and other contractual arrangements. The Partnership enters into oil and natural gas derivative contracts that contain netting arrangements with each counterparty. The Partnership does not enter into derivative instruments for speculative purposes.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, the Partnership’s open derivative contracts consisted of only fixed-price-swap contracts. A fixed-price-swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, any changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in “Revenue” in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016. See Note 6 – Fair Value Measurement for further discussion.

The Partnership's derivative contracts exposes it to credit risk in the event of nonperformance by counterparties. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2017, the Partnership had ten counterparties, all of which are rated Baa1 or better by Moody’s. Seven of the Partnerships's counterparties are lenders under the Partnership's credit facility. The Partnership would have been at risk of losing a fair value amount of $13.2 million had the Partnership's counterparties as a group been unable to fulfill their obligations as of March 31, 2017.
The table below summarizes the fair value and classification of the Partnership’s derivative instruments:

As of March 31, 2017
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$6,528	$6,528	$—
Long-term asset	Deferred charges and other long-term assets	6,669	—	6,669
Total assets		$13,197	$6,528	$6,669
Liabilities:
Current liability	Commodity derivative liabilities	$11,469	$6,528	$4,941
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$11,469	$6,528	$4,941

As of December 31, 2016
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
			(In thousands)
Assets:
Current asset	Commodity derivative assets	$3,879	$3,879	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$3,879	$3,879	$—
Liabilities:
Current liability	Commodity derivative liabilities	$20,116	$3,879	$16,237
Long-term liability	Commodity derivative liabilities	482	—	482
Total liabilities		$20,598	$3,879	$16,719

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Partnership’s commodity derivative instruments (both assets and liabilities) are as follows:

	For the Three Months Ended March 31,
Derivatives not designated as hedging instruments	2017	2016
	(In thousands)
Beginning fair value of commodity derivative instruments	$(16,719)	$64,534
Gain (loss) on oil derivative instruments	14,305	2,926
Gain (loss) on natural gas derivative instruments	8,420	7,700
Net cash received on settlements of oil derivative instruments	(2,809)	(12,572)
Net cash received on settlements of natural gas derivative instruments	(1,469)	(8,009)
Net change in fair value of commodity derivative instruments	18,447	(9,955)
Ending fair value of commodity derivative instruments	$1,728	$54,579
The Partnership had the following open derivative contracts for oil as of March 31, 2017:

			Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)	Weighted Average (Per Bbl)	Low	High
Oil Swap Contracts:
2017
First Quarter	223,000	$59.06	$51.20	$63.65
Second Quarter	615,000	54.06	51.45	55.23
Third Quarter	556,000	53.29	52.04	55.23
Fourth Quarter	516,000	53.56	52.57	55.23
2018
First Quarter	475,000	$54.74	$54.50	$55.05
Second Quarter	445,000	54.73	54.50	54.90
Third Quarter	425,000	54.72	54.50	54.90
Fourth Quarter	405,000	54.72	54.50	54.90
The Partnership had the following open derivative contracts for natural gas as of March 31, 2017:

			Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)	Weighted Average (Per MMBtu)	Low	High
Natural Gas Swap Contracts:
2017
Second Quarter	12,380,000	$3.11	$2.85	$3.40
Third Quarter	11,210,000	3.05	2.90	3.41
Fourth Quarter	10,520,000	3.13	2.92	3.57
2018
First Quarter	9,300,000	$3.04	$2.96	$3.37
Second Quarter	8,100,000	3.00	2.96	3.11
Third Quarter	7,100,000	2.99	2.96	3.02
Fourth Quarter	6,300,000	2.99	2.96	3.02

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership has not entered into any additional derivative contracts for oil subsequent to March 31, 2017.
The Partnership entered into the following derivative contracts for natural gas subsequent to March 31, 2017:

	Volume (MMBtu)	Weighted Average (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2017
Second Quarter	630,000	$3.36	$3.35	$3.37
Third Quarter	730,000	3.37	3.36	3.41
Fourth Quarter	250,000	3.27	3.13	3.37
2018
First Quarter	150,000	$3.13	$3.13	$3.13
Second Quarter	320,000	3.00	2.86	3.13
Third Quarter	270,000	3.02	2.90	3.13
Fourth Quarter	270,000	3.02	2.90	3.13

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2017 or the year ended December 31, 2016.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2017 and December 31, 2016 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Derivatives and Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using			Effect of Counterparty Netting
	Level 1	Level 2	Level 3		Total
	(In thousands)
As of March 31, 2017
Financial Assets
Commodity derivative instruments	$—	$6,669	$—	$—	$6,669
Financial Liabilities
Commodity derivative instruments	—	4,941	—	—	4,941
As of December 31, 2016
Financial Assets
Commodity derivative instruments	$—	$16,719	$—	$—	$16,719
Financial Liabilities
Commodity derivative instruments	—	—	—	—	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities, as may be acquired in a business combination, and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting the projected cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership’s fair value assessments for recent acquisitions are included in Note 4 – Acquisitions.
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of March 31, 2017 or December 31, 2016.
The following table presents information about the Partnership’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using			Net Book Value[1]
	Level 1	Level 2	Level 3		Impairment
(In thousands)
Three months ended March 31, 2017
Impaired oil and natural gas properties	$—	$—	$—	$—	$—
Three months ended March 31, 2016
Impaired oil and natural gas properties	$—	$—	$2,499	$8,595	$6,096

1 Amount represents net book value at the date of assessment.

NOTE 7—CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Senior Line of Credit”). The Senior Line of Credit has a maximum credit amount of $1.0 billion. On October 28, 2015, the Senior Line of Credit was

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. The amount of the borrowing base is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. Effective April 15, 2016, the borrowing base was $450.0 million. The Partnership's fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base to $500.0 million, which became effective October 31, 2016. Effective April 25, 2017, the borrowing base redetermination resulted in an increase to $550.0 million. Drawings on the Senior Line of Credit are used for the acquisition of oil and natural gas properties and for other general business purposes.
Prior to October 31, 2016, borrowings under the Senior Line of Credit bore interest at LIBOR plus a margin between 1.50% and 2.50%, or the Prime rate plus a margin between 0.50% and 1.50%, with the margin depending on the borrowing base utilization percentage. The prime rate was determined to be the higher of the financial institution’s prime rate or the federal funds effective rate plus 0.50% per annum.
Effective October 31, 2016, borrowings under the Senior Line of Credit bore interest at LIBOR plus a margin between 2.00% and 3.00%, or the Prime rate plus a margin between 1.00% and 2.00%, with the margin depending on the borrowing base utilization.
The weighted-average interest rate of the Senior Line of Credit was 3.73% and 3.26% as of March 31, 2017 and December 31, 2016, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Senior Line of Credit is secured by substantially all of the Partnership’s producing oil and natural gas assets.
The Senior Line of Credit contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Senior Line of Credit requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of March 31, 2017, the Partnership was in compliance with all financial covenants for the Senior Line of Credit.
The aggregate principal balance outstanding was $388.0 million and $316.0 million at March 31, 2017 and December 31, 2016, respectively. The unused portion of the available borrowings under the Senior Line of Credit was $112.0 million and $184.0 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Partnership’s business includes activities that are subject to U.S. federal, state, and local environmental regulations with regard to air, land, and water quality and other environmental matters.
The Partnership does not consider the potential remediation costs that could result from issues identified in any environmental site assessments to be significant to the consolidated financial statements, and no provision for potential remediation costs has been made.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2017 will be resolved without material adverse effect on the Partnership’s financial condition or operations.

NOTE 9—INCENTIVE COMPENSATION
On January 7, 2017, the Compensation Committee of the Board of Directors of the Partnership’s general partner (the “Board”) approved a special grant of 312,825 restricted common units to Thomas L. Carter, Jr., which restricted common units are subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2020.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2017, each non-employee director on the Board, other than Robert E. W. Sinclair, was granted 9,095 fully vested common units for service during 2016. Mr. Sinclair was granted 3,653 fully vested common units for services during 2016 prior to his resignation from the Board. On February 15, 2017, the Compensation Committee of the Board approved a grant of awards to each of the Partnership’s executive officers and certain other employees. These awards consisted of 438,067 restricted common units and 438,067 restricted performance units (in the form of phantom units) with distribution equivalent rights. The restricted common units are subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2020. The holders of restricted common unit awards have all of the rights of a common unitholder, including non-forfeitable distribution rights. The grant-date fair value of these awards, net of estimated forfeitures, is recognized ratably using the straight-line attribution method. The restricted performance units are subject to both performance-based and service-based vesting provisions. The number of common units issued to a recipient upon vesting of a restricted performance unit will be calculated based on performance against certain metrics that relate to the Partnership’s average performance over each calendar year during the performance period commencing January 1, 2017. The target number of common units subject to each restricted performance unit is one; however, based on the achievement of performance criteria, the number of common units that may be received in settlement of each restricted performance unit can range from zero to two times the target number. The restricted performance units are eligible to become earned at the end of the performance period on December 31, 2019.  Compensation expense related to the restricted performance unit awards is determined by multiplying the number of common units underlying such awards that, based on the Partnership’s estimate, are likely to vest, by the grant-date fair value and recognized using the straight-line method. Distribution equivalent rights for the restricted performance unit awards that are expected to vest are charged to partners’ capital. The Compensation Committee of the Board also approved the dollar-value targets for performance-based short-term incentive compensation for executive officers of the Partnership and certain other employees. The Partnership expects to ultimately settle the authorized awards at the end of the performance period in common units of the Partnership.
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
Incentive compensation expense	2017	2016
	(In thousands)
Cash—long-term incentive plan	$422	$1,850
Equity-based compensation—restricted common and subordinated units	1,808	2,743
Equity-based compensation—restricted performance units	2,353	2,613
Board of Directors incentive plan	500	481
Total incentive compensation expense	$5,083	$7,687

NOTE 10—REDEEMABLE PREFERRED UNITS
The Partnership had 33,325 and 52,691 redeemable preferred units outstanding with a carrying value of $34.1 million and $54.0 million as of March 31, 2017 and December 31, 2016, respectively. The aforementioned amounts included accrued distributions of $0.8 million as of March 31, 2017 and $1.3 million as of December 31, 2016. The redeemable preferred units are classified as mezzanine equity on the consolidated balance sheets since redemption is outside the control of the Partnership. The redeemable preferred units are entitled to an annual distribution of 10% of the funded capital of the redeemable preferred units, payable on a quarterly basis in arrears.
The redeemable preferred units are convertible into common and subordinated units at any time at the option of the redeemable preferred unitholders. The redeemable preferred units have an adjusted conversion price of $14.2683 and an adjusted conversion rate of 30.3431 common units and 39.7427 subordinated units per redeemable preferred unit, which reflects the reverse split described in Note 1 – Business and Basis of Presentation and the capital restructuring related to the IPO. The redeemable preferred unitholders can elect to have the Partnership redeem, at face value, up to 26,426 redeemable preferred units as of December 31, 2017, plus any accrued and unpaid distributions.
The Partnership shall have the right, at its sole option, to redeem an amount of redeemable preferred units equal to the units being redeemed by an owner of preferred units as of each December 31. Any amount of a given year’s redeemable preferred units eligible for redemption not redeemed as of December 31 shall automatically convert to common and subordinated units during the first quarter of the following year.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017, 12,742 redeemable preferred units were redeemed for $13.0 million, including accrued unpaid yield. For the three months ended March 31, 2017, 6,624 redeemable preferred units totaling $6.6 million were converted into 200,996 common units and 263,247 subordinated units as a result of the mandatory conversion subsequent to December 31, 2016. For the year ended December 31, 2016, 6,064 redeemable preferred units totaling $6.1 million were converted into the equivalent of 184,006 common units and 240,986 subordinated units on an adjusted basis.

NOTE 11—EARNINGS PER UNIT
The Partnership applies the two-class method for purposes of calculating earnings per unit (“EPU”). The holders of the Partnership’s restricted common and subordinated units have all the rights of a unitholder, including non-forfeitable distribution rights. As participating securities, the restricted common and subordinated units are included in the calculation of basic earnings per unit. For the periods presented, the amount of earnings allocated to these participating units was not material. Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period. The redeemable preferred units could be converted into 1.0 million common units and 1.3 million subordinated units as of March 31, 2017. At March 31, 2017, if the outstanding redeemable preferred units were converted to common and subordinated units, the effect would be anti-dilutive. The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2017, there were approximately 108,000 units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.
The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per unit amounts)
NET INCOME (LOSS)	$61,583	$10,749
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9)	(2)
DISTRIBUTIONS ON REDEEMABLE PREFERRED UNITS	(1,114)	(1,804)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$60,460	$8,943
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	35,517	8,320
Subordinated units	24,943	623
	$60,460	$8,943
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.37	$0.09
Weighted average common units outstanding (basic)	96,901	96,484
Per subordinated unit (basic)	$0.26	$0.01
Weighted average subordinated units outstanding (basic)	95,149	94,995
Per common unit (diluted)	$0.37	$0.09
Weighted average common units outstanding (diluted)	97,590	96,752
Per subordinated unit (diluted)	$0.26	$0.01
Weighted average subordinated units outstanding (diluted)	95,149	94,995

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SUBSEQUENT EVENTS

As discussed in Note 7, the Partnership's spring 2017 borrowing base redetermination process resulted in an increase in the borrowing base from $500.0 million to $550.0 million, with an effective date of April 25, 2017.

In April 2017, 6,899 redeemable preferred units were redeemed for $7.1 million, including accrued unpaid yield.

On May 8, 2017, the Board approved a distribution for the quarter January 1, 2017 to March 31, 2017 of $0.2875 per common unit and $0.18375 per subordinated unit. Distributions will be payable on May 25, 2017 to unitholders of record at the close of business on May 18, 2017.

Subsequent to March 31, 2017, the Partnership entered into agreements to acquire various mineral and royalty interests throughout Angelina and surrounding counties in East Texas previously owned by Angelina County Lumber Company. Through May 5, 2017, the Partnership had agreed to acquire interests in approximately 138,000 gross mineral (approximately 49,000 net) acres, which includes approximately 12,000 net mineral acres in the Shelby Trough, in exchange for 2.0 million common units in the Partnership and $2.2 million in cash based on current seller elections. The transactions are subject to customary closing conditions and the consideration provided is subject to certain pre-closing adjustments. Concurrent with this acquisition activity, the Partnership entered into agreements with a major oil and gas company to accelerate development of Black Stone acreage in several distinct areas within the Shelby Trough.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
Overview
We are one of the largest owners of oil and natural gas mineral interests in the United States. Our principal business is maximizing the value of our existing portfolio of mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests. We maximize value through the marketing of our mineral assets for lease, creative structuring of terms on those leases to encourage and accelerate drilling activity, and selectively participating alongside our lessees on a working-interest basis in low-risk development-drilling opportunities on our interests. Our primary business objective is to grow our reserves, production, and cash generated from operations over the long term, while paying, to the extent practicable, a growing quarterly distribution to our unitholders.
As of March 31, 2017, our mineral and royalty interests were located in 41 states and 64 onshore basins in the continental United States. These non-cost-bearing interests include ownership in approximately 50,000 producing wells. We also own non-operated working interests, largely on our mineral and royalty interests. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when the oil and natural gas production from the associated acreage is sold. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments

Acquisitions

On January 4, 2017, the Partnership acquired mineral and royalty interests in Loving County, Texas for approximately $22.3 million in cash. On January 10, 2017, the Partnership acquired mineral and royalty interests in Loving and Winkler Counties of Texas for approximately $5.0 million in cash and $12.0 million of the Partnership’s common units. In addition, several mineral and royalty interest acquisitions were closed in Angelina County, Texas for an aggregate amount of approximately $16.6 million in cash and $0.2 million of our common units; there were two additional mineral and royalty interest acquisitions in Loving and Winkler Counties in Texas for approximately $3.4 million in cash. One additional royalty interest purchase closed in San Augustine County, Texas for approximately $1.0 million. The cash portion of all of the above transactions was funded via proceeds from our credit facility.

Farmout Agreement
On February 21, 2017, we announced that we entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc. We have an approximate 50% working interest in the acreage. A total of 18 wells are anticipated to be drilled over an initial phase, beginning with wells spud after January 1, 2017. At its option, Canaan may participate in two additional phases with each phase continuing for the lesser of two years or until 20 wells have been drilled. During the three phases of the agreement, Canaan will commit on a phase-by-phase basis and fund 80% of our drilling and completion costs and will be assigned 80% of our working interests in such wells (40% working interest on an 8/8ths basis). After the third phase, Canaan can earn 40% of our working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of our costs for those wells on a well-by-well basis. We will receive a base overriding royalty interest (“ORRI”) before payout and an additional ORRI after payout on all wells drilled under the agreement. The execution of this agreement is anticipated to reduce our future capital expenditures by approximately $30-$35 million in 2017 and by an average of $40-$50 million annually, thereafter.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
Commodity Prices
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The Energy Information Agency ("EIA") believes that unplanned supply outages in Libya and market perceptions of an increased likelihood of an extension of the voluntary production cuts may have contributed to price increases at the end of March 2017. On March 26, 2017, the Joint Organization of Petroleum Exporting Countries ("OPEC")/Non-OPEC Ministerial Monitoring Committee met and reported that there was a high degree of compliance among the members to the agreed-upon crude oil production cuts. The United Arab Emirates announced it would increase compliance with required cuts under the current agreement. In addition, Russia reduced crude oil production in March to bring its levels closer to the required production volumes. Pending an official announcement regarding the extension of the crude oil production agreement and future assessments of compliance, the EIA currently assumes that OPEC crude oil production volumes will approach pre-agreement levels during the second half of 2017.
As a result of growing U.S. supply, which has lowered U.S. crude oil prices relative to international crude oil prices, more U.S. crude oil is being exported to balance the domestic light sweet crude oil market. Recent export data indicates that the marginal destination for U.S. crude oil is Asia. With U.S. supply continuing to grow in the forecast, the EIA expects the marginal destination for U.S. crude oil will continue to be the Asian market. Based on this assumption and associated transportation costs, the EIA expects the spot price spread between Brent crude and West Texas Intermediate ("WTI") crude to be $2 per Bbl in both 2017 and 2018. The EIA expects the market to be relatively balanced in 2017 and forecasts the Brent crude oil spot price to average $54 per Bbl in 2017 and $57 per Bbl in 2018.
According to the EIA, U.S. dry natural gas production is forecast to average 73.1 Bcf per day in 2017, a 0.8 Bcf per day increase from 2016. This increase reverses a 2016 production decline, which was the first annual decline since 2005. Natural gas production in 2018 is forecast to be 4.0 Bcf per day above the 2017 level. The EIA expects new natural gas export capabilities and growing domestic natural gas consumption to contribute to a forecast of Henry Hub natural gas spot prices rising from an average of $3.10 per MMBtu in 2017 to $3.45 per MMBtu in 2018.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts.

The following table reflects commodity prices at the end of each quarter presented:

	2017	2016
Benchmark Prices	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$50.54	$36.94
Henry Hub spot natural gas ($/MMBtu)	$3.13	$1.98

Source: EIA

Rig Count
As we are not an operator, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2017	2016
U.S. Rotary Rig Count	First Quarter	First Quarter
Oil	662	372
Natural gas	160	92
Other	2	—
Total	824	464

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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. According to the EIA, U.S. working natural gas inventories on March 31 2017, the traditional end of the withdrawal season, were 15% above the five-year average, but 17% below the record-high level at the end of March 2016. Winter 2015-2016 and winter 2016-2017 seasons experienced unseasonably warm temperatures, but natural gas drawdowns were higher this season because of lower natural gas production and higher exports. In 2017, the EIA expects exports to increase more than production, which should move inventories closer to the five-year average by the time the 2017 heating season commences.
The following table shows natural gas storage volumes by region at the close of each quarter presented:

	2017	2016
Region	First Quarter	First Quarter
	(Bcf)
East	268	439
Midwest	479	555
Mountain	142	147
Pacific	216	262
South Central	946	1,065
Total	2,051	2,468

Source: EIA

How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of derivative instruments; and

•	EBITDA, Adjusted EBITDA, and cash available for distribution.
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

Hedging
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. From time to time, such instruments may include fixed-price swaps, fixed-price contracts, costless collars, and other contractual arrangements. We generally employ a “rolling hedge” strategy whereby we hedge a significant portion of our proved developed producing reserves 12 to 24 months into the future. The impact of these derivative instruments could affect the amount of revenue we ultimately realize. Since 2015, we have only entered into fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue.
Our open oil and natural gas derivative contracts as of March 31, 2017, and as of the date of this filing, are detailed in Note 5 – Derivatives and Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our credit agreement limits the extent to which we can hedge our future production. Under the terms of our credit agreement, we are able to hedge all of our estimated production from our proved developed producing reserves based on the most recent reserve information provided to our lenders. We do not enter into derivative instruments for speculative purposes. Including derivative contracts entered into subsequent to March 31, 2017, we have hedged 95.9% and 95.5% of our available oil and condensate hedge volumes, respectively and 98.8% and 99.2% of our available natural gas hedge volumes for the remainder of 2017 and 2018, respectively.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and cash available for distribution to net income (loss), the most directly comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands)
Net income (loss)	$61,583	$10,749
Adjustments to reconcile to Adjusted EBITDA:
Add:
Depreciation, depletion and amortization	26,379	21,721
Interest expense	3,507	1,048
EBITDA	91,469	33,518
Add:
Impairment of oil and natural gas properties	—	6,096
Accretion of asset retirement obligations	247	274
Equity-based compensation	4,661	5,900
Unrealized loss on commodity derivative instruments	—	9,955
Less:
Unrealized gain on commodity derivative instruments	(18,447)	—
Adjusted EBITDA	77,930	55,743
Adjustments to reconcile to cash generated from operations:
Less:
Change in deferred revenue	(325)	(203)
Cash interest expense	(3,292)	(851)
(Gain) loss on sales of assets, net	(924)	(4,680)
Estimated replacement capital expenditures[1]	(3,750)	—
Cash generated from operations	69,639	50,009
Less:
Cash paid to noncontrolling interests	(25)	(33)
Redeemable preferred unit distributions	(1,114)	(1,804)
Cash generated from operations available for distribution on common and subordinated units and reinvestment in our business	$68,500	$48,172

1 On August 3, 2016, the Board established a replacement capital expenditure estimate of $15.0 million for the period of April 1, 2016 to March 31, 2017. There was no established estimate of replacement capital expenditures prior to this period.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended March 31,
	2017	2016	Variance
	(Unaudited) (Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	861	886	(25)	(2.8)%
Natural gas (MMcf)[1]	14,060	11,250	2,810	25.0%
Equivalents (MBoe)	3,204	2,761	443	16.0%
Revenue:
Oil and condensate sales	$40,474	$27,248	13,226	48.5%
Natural gas and natural gas liquids sales	47,701	25,112	22,589	90.0%
Gain on commodity derivative instruments	22,725	10,626	12,099	113.9%
Lease bonus and other income	13,682	1,395	12,287	880.8%
Total revenue	$124,582	$64,381	60,201	93.5%
Realized prices:
Oil and condensate ($/Bbl)	$47.01	$30.75	16.26	52.9%
Natural gas ($/Mcf)[1]	3.39	2.23	1.16	52.0%
Equivalents ($/Boe)	$27.52	$18.96	8.56	45.1%
Operating expenses:
Lease operating expense	$4,189	$4,889	(700)	(14.3)%
Production costs and ad valorem taxes	11,902	7,062	4,840	68.5%
Exploration expense	562	8	554	6,925.0%
Depreciation, depletion, and amortization	26,379	21,721	4,658	21.4%
Impairment of oil and natural gas properties	—	6,096	(6,096)	(100.0)%
General and administrative	17,212	17,401	(189)	(1.1)%

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

Revenue
Total revenue for the quarter ended March 31, 2017 increased compared to the quarter ended March 31, 2016. Production for the quarter ended March 31, 2017 averaged 35.6 MBoe per day, an increase of 5.3 MBoe per day compared to the corresponding period in 2016. The increase in total revenue is primarily due to higher commodity prices, increased production, larger gains from commodity derivative instruments, and higher lease bonus revenue, as compared to the corresponding period in 2016.
Oil and condensate sales. Oil and condensate sales during the period were higher than the first quarter of 2016 due to higher realized prices. Our total oil and condensate production was lower than the first quarter of 2016. Our mineral-and-royalty-interest oil and condensate volumes accounted for 79.6% and 78.5% of total oil and condensate volumes for the quarters ended March 31, 2017 and 2016, respectively. Our mineral-and-royalty-interest oil and condensate volumes decreased 1.5% in the first quarter of 2017 relative to the corresponding period in 2016, primarily driven by lower production in our Eagle Ford Shale assets.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended March 31, 2017 as compared to the same period for 2016. Higher commodity prices and higher production volumes, largely driven by new wells in the Haynesville play, were primarily responsible for the increase in our natural gas and NGL revenues. Mineral-and-royalty-interest production accounted for 51.4% and 61.6% of our natural gas volumes for the quarters ended March 31, 2017 and 2016, respectively.
Gain (loss) on commodity derivative instruments. During the first quarter of 2017, we recognized $14.3 million of gains from oil commodity contracts, which included cash received of $2.8 million, compared to recognized net gains of $2.9 million in the same period of 2016. During the first quarter of 2017, we recognized $8.4 million of gains from natural gas commodity contracts, which included cash received of $1.5 million, compared to recognized net gains of $7.7 million in the same period of 2016.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Leasing activity in the Williston Basin, Canyon Lime, Mississippian/Woodford, Haynesville/Bossier, and Permian comprised the majority of leases written in the first quarter.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes normally recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2017 as compared to the same period in 2016, primarily due to the plugging of uneconomical working interest wells and fewer remedial projects initiated by our operators.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2017, production costs and ad valorem taxes increased from the quarter ended March 31, 2016, generally as a result of higher commodity prices and natural gas production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense increased for the three months ended March 31, 2017 as compared to the same period in 2016. The 2017 expense represents costs incurred to acquire 3-D seismic information, related to our mineral and royalty interests, from a third-party service provider.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended March 31, 2017 as compared to the same period in 2016, primarily due to the impact of higher production rates.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the carrying amounts of property acquisitions, successful exploratory wells, development activity, undeveloped leasehold, and mineral interests to identify impairments. There were no impairments for the quarter ended March 31, 2017. Impairments totaled $6.1 million for the quarter ended March 31, 2016 primarily due to changes in reserve values resulting from declines in future expected net cash flows as a result of lower commodity prices as of March 31, 2016.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2017, general and administrative expenses decreased as compared to the same period in 2016. In 2017, costs attributable to our long-term incentive plans were lower than in the corresponding period in 2016.
Interest expense. Interest expense was higher in the first quarter of 2017 due to increased borrowings under our credit facility. Average outstanding borrowings during the first quarter of 2017 were higher than the first quarter of 2016 due to funding of acquisitions in 2017 and 2016, common unit repurchases in 2016, and redemptions associated with our preferred units.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands)
Cash flows provided by (used in) operating activities	$63,954	$25,906
Cash flows provided by (used in) investing activities	(64,086)	(35,082)
Cash flows provided by (used in) financing activities	4,365	956

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Our cash flows from operations increased from $25.9 million for the three months ended March 31, 2016 to $64.0 million for the three months ended March 31, 2017. The increase was primarily due to higher cash collections of $44.8 million related to higher oil and natural gas sales and changes in working capital as compared to the corresponding period in 2016.
Investing Activities. Net cash used in investing activities increased by $29.0 million in the first three months of 2017 as compared to the corresponding period in 2016 primarily due to multiple mineral and property acquisitions that were closed during the first three months of 2017. Lower capital expenditures for our working interest properties partially offset the overall increase in investing activities.
Financing Activities. For the three months ended March 31, 2017, we generated cash from financing activities as we increased our borrowings under our credit facility as compared to the corresponding period in 2016. Financing activities were further impacted by the redemption of redeemable preferred units in 2017.
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
Our 2017 drilling expenditures are expected to be between $50 million and $60 million. Approximately 90% of our drilling capital budget will be spent in the Haynesville/Bossier play with the remainder expected to be spent in various plays including the Bakken/Three Forks and Wolfcamp plays. On February 16, 2017, we entered into a farmout agreement which will reduce our future capital requirements and will generate additional royalty income. The farmout covers our working interests within an approximate 34,000-acre block in San Augustine County, Texas.
During the three months ended March 31, 2017, we incurred $20.4 million related to drilling and completion costs, primarily in the Haynesville/Bossier play. We also incurred approximately $60.6 million related to mineral interest acquisitions in the current period. See Note 4 – Acquisitions for further discussion.
Credit Facility
On January 23, 2015, we amended and restated our $1.0 billion senior secured revolving credit agreement. Under this third amended and restated credit facility, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. On October 28, 2015, the third amended and restated credit facility was further amended to extend the term of the agreement from February 3, 2017 to February 4, 2019. Borrowings under the third amended and restated credit facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes.  Our regular, semi-annual borrowing base redetermination process resulted in a decrease of the borrowing base from $550.0 million to $450.0 million, effective April 15, 2016. Our fall 2016 borrowing base redetermination process resulted in an increase in the borrowing base to $500.0 million, which became effective October 31, 2016. Effective April 25, 2017, the borrowing base redetermination resulted in an increase to $550.0 million. As of March 31, 2017, we had outstanding borrowings of $388.0 million at a weighted-average interest rate of 3.73%.
The borrowing base under the third amended and restated credit agreement is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal oil and natural gas lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the election of two-thirds of the lenders) each have discretion to have the borrowing base redetermined once between scheduled redeterminations.
Outstanding borrowings under the third amended and restated credit facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. Through October 2016, the applicable margin ranged from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of borrowings outstanding in relation to the borrowing base. Subsequent to the closing of our fall redetermination on October 31, 2016, the applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, depending on the borrowings outstanding in relation to the borrowing base.
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
The third amended and restated credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain swap agreements, as well as require the maintenance of certain financial ratios. The third amended and restated credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a modified current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the third amended and restated credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the third amended and restated credit facility. The lenders have the right to accelerate all of the indebtedness under the third amended and restated credit facility upon the occurrence and during the continuance of any event of default, and the third amended and restated credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2017, we were in compliance with all debt covenants.
Contractual Obligations
As of March 31, 2017, there have been no material changes to our contractual obligations previously disclosed in our 2016 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of March 31, 2017, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2016 Annual Report on Form 10-K.
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
Commodity prices have declined in recent years. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended March 31, 2017. Applying this discount results in an approximate 2.0% reduction of proved reserve volumes as compared to the undiscounted March 31, 2017 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2017, we had ten counterparties, all of which are rated Baa1 or better by Moody’s. Seven of our counterparties are lenders under our credit facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of March 31, 2017, we had $388.0 million of outstanding borrowings under our credit facility, bearing interest at a weighted-average interest rate of 3.73%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.0 million for the three months ended March 31, 2017, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K. There has been no material change in our risk factors from those described in our 2016 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 10, 2017, we closed on the purchase of certain mineral interests using 625,098 common units valued at $12.0 million to fund a portion of the purchase price. The remaining portion of the purchase price was funded with cash. The issuance of the common units pursuant to the purchase and sale agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.
On March 15, 2017, we closed on the purchase of certain mineral interests using 10,000 common units valued at $0.2 million to fund a portion of the purchase price. The remaining portion of the purchase price was funded with cash. The issuance of the common units pursuant to the deed was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following tables set forth our purchases of our common, subordinated, and preferred units during the three months ended March 31, 2017:

Purchases of Common Units
Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	75,704	$19.18 [1]	—	$—
March 1 - March 31, 2017	350,321	$17.35 [1]	—	—

Purchases of Subordinated Units
Period	Total Number of Subordinated Units Purchased	Average Price Paid Per Unit	Total Number of Subordinated Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Subordinated Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	14,220	[2]	—	$—
March 1 - March 31, 2017	24,807	[2]	—	—

Purchases of Preferred Units
Period	Total Number of Preferred Units Purchased	Average Price Paid Per Unit	Total Number of Preferred Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Preferred Units That May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2017	1,556	$1,015	1,556 [3]	$—
March 1 - March 31, 2017	11,186	$1,024	11,186 [3]	—

1 Includes units withheld to satisfy tax withholding obligations upon the vesting of certain restricted common and subordinated units held by our executive officers and certain other employees.
2 For tax withholding purposes, the value of the subordinated units was fixed at a discount to the closing price of our common units as of the date of each vesting event.
3 Pursuant to our partnership agreement, on December 31 of each year through 2017 (each date, a “Scheduled Redemption Date”), each preferred unitholder may, upon written notice, require us to redeem a portion of its preferred units for a cash price per preferred unit equal to the sum of $1,000.00 plus the unpaid accrued yield through that date (the aggregate amount, the “Holder Redemption Price”). We will pay to the redeeming preferred unitholder the Holder Redemption Price plus, in the event of a payment after the Scheduled Redemption Date, interest on the Holder Redemption Price at a rate of 10% per annum (subject to adjustment following certain events of default by us from the Scheduled Redemption Date until the date paid to the redeeming preferred unitholder.) This year, holders redeemed 12,742 preferred units for a total cost of approximately $13.0 million. The maximum number of preferred units that may yet be purchased represents all preferred units outstanding as of March 31, 2017, which could be redeemed during future redemption windows. In addition, the preferred units may be converted, at the option of the holder thereof, at any time, and without the payment of additional consideration, into common units and subordinated units at the then-effective conversion rate. The preferred units have a conversion rate of 30.3431 common units and 39.7427 subordinated units per preferred unit, subject to adjustment.

Item 6.	Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 9, 2017	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
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

3.3
First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., as amended by Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P. dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.2 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

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