Form 10-Q
period 2018-06-30
Black Stone Minerals, L.P.
filed 2018-08-07
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of August 1, 2018, there were 106,034,655 common units, 96,328,836 subordinated units, and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,071	$5,642
Accounts receivable	99,028	80,695
Commodity derivative assets	—	94
Prepaid expenses and other current assets	1,640	1,212
TOTAL CURRENT ASSETS	107,739	87,643
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,041,363 and $988,720 at June 30, 2018 and December 31, 2017, respectively	3,367,514	3,247,613
Accumulated depreciation, depletion, amortization, and impairment	(1,813,070)	(1,766,842)
Oil and natural gas properties, net	1,554,444	1,480,771
Other property and equipment, net of accumulated depreciation of $14,519 and $14,433 at June 30, 2018 and December 31, 2017, respectively	468	559
NET PROPERTY AND EQUIPMENT	1,554,912	1,481,330
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	6,813	7,478
TOTAL ASSETS	$1,669,464	$1,576,451
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,952	$2,464
Accrued liabilities	52,576	52,631
Commodity derivative liabilities	36,778	4,222
Other current liabilities	391	417
TOTAL CURRENT LIABILITIES	92,697	59,734
LONG–TERM LIABILITIES
Credit facility	421,000	388,000
Accrued incentive compensation	3,202	3,648
Commodity derivative liabilities	7,265	1,263
Asset retirement obligations	14,589	14,092
Other long-term liabilities	60,079	19,171
TOTAL LIABILITIES	598,832	485,908
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY
Partners' equity – Series A redeemable convertible preferred units, zero and 26 units outstanding at June 30, 2018 and December 31, 2017, respectively	—	27,028
Partners' equity – Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at June 30, 2018 and December 31, 2017, respectively	298,361	295,394
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 105,494 and 103,456 units outstanding at June 30, 2018 and December 31, 2017, respectively	612,502	603,116
Partners' equity – subordinated units, 96,329 and 95,388 units outstanding at June 30, 2018 and December 31, 2017, respectively	159,038	164,138
Noncontrolling interests	731	867
TOTAL EQUITY	772,271	768,121
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,669,464	$1,576,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Oil and condensate sales	$77,225	$37,262	$150,208	$77,736
Natural gas and natural gas liquids sales	53,854	49,903	107,099	97,604
Lease bonus and other income	11,577	11,356	16,176	25,038
Revenue from contracts with customers	142,656	98,521	273,483	200,378
Gain (loss) on commodity derivative instruments	(33,347)	22,003	(49,680)	44,728
TOTAL REVENUE	109,309	120,524	223,803	245,106
OPERATING (INCOME) EXPENSE
Lease operating expense	4,290	4,148	8,538	8,337
Production costs and ad valorem taxes	14,373	11,863	29,298	23,765
Exploration expense	6,745	46	6,748	608
Depreciation, depletion, and amortization	30,292	28,900	58,862	55,279
General and administrative	19,812	17,481	38,333	34,693
Accretion of asset retirement obligations	273	253	542	500
(Gain) loss on sale of assets, net	—	(7)	(2)	(931)
TOTAL OPERATING EXPENSE	75,785	62,684	142,319	122,251
INCOME (LOSS) FROM OPERATIONS	33,524	57,840	81,484	122,855
OTHER INCOME (EXPENSE)
Interest and investment income	37	33	70	39
Interest expense	(5,280)	(3,981)	(9,801)	(7,488)
Other income (expense)	409	282	(1,106)	351
TOTAL OTHER EXPENSE	(4,834)	(3,666)	(10,837)	(7,098)
NET INCOME (LOSS)	28,690	54,174	70,647	115,757
Net (income) loss attributable to noncontrolling interests	48	16	22	7
Distributions on Series A redeemable preferred units	—	(672)	(25)	(1,786)
Distributions on Series B cumulative convertible preferred units	(5,250)	—	(10,500)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$23,488	$53,518	$60,144	$113,978
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	17,540	32,100	41,877	67,617
Subordinated units	5,948	21,418	18,267	46,361
	$23,488	$53,518	$60,144	$113,978
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.17	$0.33	$0.40	$0.69
Weighted average common units outstanding (basic)	105,250	97,990	104,516	97,448
Per subordinated unit (basic)	$0.06	$0.22	$0.19	$0.49
Weighted average subordinated units outstanding (basic)	96,329	95,388	95,864	95,269
Per common unit (diluted)	$0.17	$0.33	$0.40	$0.69
Weighted average common units outstanding (diluted)	105,250	97,990	104,516	97,448
Per subordinated unit (diluted)	$0.06	$0.22	$0.19	$0.49
Weighted average subordinated units outstanding (diluted)	96,329	95,388	95,864	95,269
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.3125	$0.2875	$0.6250	$0.5750
Per subordinated unit	$0.2087	$0.1838	$0.4175	$0.3675

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(486)	(23)	(8,729)	(342)	—	(9,071)
Issuance of common units, net of offering costs	517	—	9,067	—	—	9,067
Restricted units granted, net of forfeitures	1,271	—	—	—	—	—
Equity–based compensation	—	—	23,569	3,246	—	26,815
Distributions	—	—	(65,592)	(40,021)	(114)	(105,727)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,304)	—	—	(1,304)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(10,500)	—	—	(10,500)
Net income (loss)	—	—	52,390	18,279	(22)	70,647
BALANCE AT JUNE 30, 2018	105,494	96,329	$612,502	$159,038	$731	$772,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,647	$115,757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	58,862	55,279
Accretion of asset retirement obligations	542	500
Amortization of deferred charges	422	436
(Gain) loss on commodity derivative instruments	49,680	(44,728)
Net cash (paid) received on settlement of commodity derivative instruments	(10,665)	7,359
Equity-based compensation	15,350	10,939
Exploratory dry hole expense	6,743	—
Deferred rent	321	—
(Gain) loss on sale of assets, net	(2)	(931)
Changes in operating assets and liabilities:
Accounts receivable	(17,915)	(4,318)
Prepaid expenses and other current assets	(428)	(729)
Accounts payable, accrued liabilities, and other	2,826	(311)
Settlement of asset retirement obligations	(57)	(89)
NET CASH PROVIDED BY OPERATING ACTIVITIES	176,326	139,164
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(56,069)	(66,501)
Additions to oil and natural gas properties	(73,675)	(32,083)
Additions to oil and natural gas properties leasehold costs	(3,799)	(1,820)
Purchases of other property and equipment	(5)	(96)
Proceeds from the sale of oil and natural gas properties	1,255	2,133
Proceeds from farmouts of oil and natural gas properties	41,034	—
NET CASH USED IN INVESTING ACTIVITIES	(91,259)	(98,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	9,067	991
Distributions to common and subordinated unitholders	(105,785)	(91,019)
Distributions to Series A redeemable preferred unitholders	(690)	(2,452)
Distributions to Series B cumulative convertible preferred unitholders	(7,175)	—
Distributions to noncontrolling interests	(114)	(66)
Redemptions of Series A redeemable preferred units	(2,115)	(19,641)
Repurchases of common and subordinated units	(9,071)	(7,845)
Borrowings under credit facility	175,000	159,500
Repayments under credit facility	(142,000)	(82,500)
Debt issuance costs and other	(755)	(50)
NET CASH USED IN FINANCING ACTIVITIES	(83,638)	(43,082)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,429	(2,285)
CASH AND CASH EQUIVALENTS – beginning of the period	5,642	9,772
CASH AND CASH EQUIVALENTS – end of the period	$7,071	$7,487
SUPPLEMENTAL DISCLOSURE
Interest paid	$9,364	$7,062

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
In addition to mineral interests, which make up the vast majority of the asset base, the Partnership’s assets also include nonparticipating and overriding royalty interests. These interests, which are non-cost-bearing, are collectively referred to as “mineral and royalty interests.” As of June 30, 2018, the Partnership’s mineral and royalty interests were located in 41 states and 64 onshore oil and natural gas producing basins of the continental U.S., including all of the major onshore producing basins. The Partnership also owns non-operated working interests in certain oil and natural gas properties.
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
The financial statements include the consolidated results of the Partnership. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior periods presented to conform to the current period financial statement presentation. The reclassifications have no effect on the consolidated financial position, results of operations, or cash flows of the Partnership.

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2018, with the exception of ASC 606, as defined below.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	June 30, 2018	December 31, 2017

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$94,981	$77,544
Other	4,047	3,151
Total accounts receivable	$99,028	$80,695
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the lease requirements in Topic 840, Leases by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet. The new lease standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.
The FASB recently issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which would allow entities to apply the transition provisions of the new standard at the adoption date instead of at the earliest comparative period presented in the consolidated financial statements, and will also allow entities to continue to apply the legacy guidance in Topic 840, including disclosure requirements, in the comparative period presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative catch-up adjustment in the period of adoption rather than in the earliest period presented. The Partnership plans to use a modified retrospective transition method to apply the new standard to leases that exist or are entered into after the adoption date of January 1, 2019. The Partnership does not plan to early adopt.
Based on evaluations to-date, the new guidance will not have a material impact on the Partnership's consolidated financial statements and related disclosures as this guidance does not apply to leases to explore for or use minerals, oil, natural gas, and similar resources.
NOTE 3 — IMPACT OF ASC 606 ADOPTION
ASC 606, Revenue from Contracts with Customers, requires the Partnership to identify the distinct promised goods and services within a contract which represent separate performance obligations and determine the transaction price to allocate to the performance obligations identified. The Partnership adopted ASC 606 using the modified retrospective method, which was applied to all existing contracts for which all (or substantially all) of the revenue had not been recognized under legacy revenue guidance as of the date of adoption, January 1, 2018.

Revenues from Contracts with Customers
Oil and natural gas sales
Sales of oil and natural gas are recognized at the point control of the product is transferred to the customer and collectability of the sales price is reasonably assured. Oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The price the Partnership receives for natural gas is tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality and heat content of natural gas, and prevailing supply and demand conditions, so that the price of natural gas fluctuates to remain competitive with other available natural gas supplies. As each unit of product represents a separate performance obligation and the consideration is variable as it relates to oil and natural gas prices, we recognize revenue from oil and natural gas sales using the practical expedient for variable consideration in ASC 606.
Lease bonus and other income
The Partnership also earns revenue from lease bonuses and delay rentals. The Partnership generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Partnership's contract with a customer and generally transfers the rights to any oil or natural gas discovered, grants the Partnership a right to a specified royalty interest, and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Partnership has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. At the time the Partnership executes the lease agreement, the Partnership expects to receive the lease bonus payment within a reasonable time, though in no case more than one year, such that the Partnership has not adjusted the expected amount of consideration for the effects of any significant financing component per the practical expedient in ASC 606. The Partnership also recognizes revenue from delay rentals to the extent drilling has not started within the specified period, payment has been received, and the Partnership has no further obligation to refund the payment.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Production imbalances
The Partnership previously elected to utilize the entitlements method to account for natural gas production imbalances, which is no longer permitted under ASC 606. As of January 1, 2018, these amounts were de minimis. As such, upon adoption of ASC 606, there was no material impact to the financial statements due to this change in accounting for the Partnership's production imbalances.
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
Lease bonus and other income
Given that the Partnership does not recognize lease bonus or other income until a lease agreement has been executed, at which point its performance obligation has been satisfied, and payment is received, the Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period. Overall, there were no material changes in the timing of the satisfaction of the Partnership's performance obligations or the allocation of the transaction price to its performance obligations in applying the guidance in ASC 606 as compared to legacy U.S. GAAP.

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three and six months ended June 30, 2018, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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
2018 Acquisitions
During the six months ended June 30, 2018, the Partnership closed on multiple acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties, in the Permian Basin. The following table summarizes the acquisitions which were considered business combinations:

	Assets Acquired				Cash Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value

	(in thousands)
March 2018	$984	$21,452	$133	$22,569	$22,569
June 2018	883	13,688	8	14,579	14,579
Total fair value	$1,867	$35,140	$141	$37,148	$37,148
In addition, the Partnership acquired mineral and royalty interests in unproved oil and natural gas properties in East Texas from various sellers for $21.5 million in cash. All 2018 acquisitions were funded via borrowings under the Partnership's Credit Facility as well as funds from operating activities.
Noble Acquisition

On November 28, 2017 (the "Close Date"), BSMC closed on the acquisition of (i) certain mineral interests and other non-cost bearing royalty interests from Noble Energy Inc., Noble Energy Wyco, LLC, and Rosetta Resources Operating LP and (ii) one hundred percent (100%) of the issued and outstanding securities of Samedan Royalty, LLC ("Samedan") from Noble Energy US Holdings, LLC, collectively, the "Noble Acquisition."

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

The transaction was accounted for as a business combination using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final determination of fair value remains preliminary and will be completed after post-closing purchase price adjustments are finalized, but in no case later than one year from the acquisition date. Since December 31, 2017, the Partnership has recorded an adjustment to the purchase price to reduce the amount allocated to unproved properties by $2.6 million, which reduces the Acquisitions of oil and natural gas properties line item of the consolidated statement of cash flows for the six months ended June 30, 2018.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the adjusted allocation of the fair value of the assets acquired and the acquisition-related costs as of June 30, 2018:

	Assets Acquired				Cash Consideration Paid[1]	Acquisition-Related Costs[2]
	Proved	Unproved	Net Working Capital	Total Fair Value

	(in thousands)
Noble Assets	$68,877	$257,154	$5,917	$331,948	$331,948	$247

[1]	Represents cash consideration paid on the Close Date, as adjusted for the $2.6 million purchase price adjustment recorded during the six months ended June 30, 2018.

[2]	Acquisition-related costs were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the year ended December 31, 2017.
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

Actual and Pro Forma Impact of Noble Acquisition (Unaudited)
Revenue attributable to the Noble Acquisition included in the Partnership's consolidated statements of operations for the three and six months ended June 30, 2018 was $12.7 million and $22.8 million, respectively. The following table presents unaudited pro forma information for the Partnership as if the Noble Acquisition occurred on January 1, 2017.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

	(in thousands, except per unit amounts)
Revenue and other income	$129,768	$264,089
Net income	59,402	126,726
Net income attributable to noncontrolling interests	16	7
Distributions on Series A redeemable preferred units	(672)	(1,786)
Distributions on Series B cumulative convertible preferred units	(5,250)	(10,500)
Net income attributable to the general partner and common and subordinated units	$53,496	$114,447
Allocation of net income:
General partner interest	$—	$—
Common units	32,081	67,854
Subordinated units	21,415	46,593
	$53,496	$114,447
Net income attributable to limited partners per common and subordinated unit:
Per common unit (basic)	$0.33	$0.70
Per subordinated unit (basic)	$0.22	$0.49
Per common unit (diluted)	$0.33	$0.70
Per subordinated unit (diluted)	$0.22	$0.49

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

The unaudited pro forma consolidated results reflect the following pro forma adjustments for the periods presented:

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

•
The Series B cumulative convertible preferred units were not included in the calculation of pro forma diluted earnings per common unit for the three months ended June 30, 2017 as they were anti-dilutive under the if-converted method.

•
The Series B cumulative convertible preferred units were included in the calculation of pro forma diluted earnings per common unit for the six months ended June 30, 2017 due to their dilutive effect under the if-converted method.

•	The Series B cumulative convertible preferred units do not have any impact to earnings per subordinated unit.
2017 Acquisitions
In addition to the Noble Acquisition, the Partnership closed on multiple acquisitions of mineral and royalty interests during the year ended December 31, 2017, which also included proved oil and natural gas properties, as reflected in the table below. These acquisitions were considered business combinations and were primarily focused in the Delaware Basin and East Texas. The cash portion of all acquisitions below was funded via borrowings under the Partnership's Credit Facility.

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
Additionally, the Partnership acquired mineral and royalty interests in unproved oil and natural gas properties in East Texas from various sellers for $56.7 million during the year ended December 31, 2017. The cash portion of these acquisitions of $51.7 million was funded via borrowings under the Partnership's Credit Facility, with an additional $5.0 million funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Farmout Agreements
Canaan Farmout
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville/Bossier acreage in San Augustine County, Texas operated by XTO Energy Inc. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. At its option, during the first three phases of the agreement, Canaan can commit on a phase-by-phase basis to fund a portion of the Partnership's drilling and completion costs to earn a percentage of the Partnership's working interest in wells drilled and completed during each phase. After the third phase, Canaan can earn a percentage of the Partnership's working interest in additional wells drilled in the area by committing on a well-by-well basis to fund a portion of the Partnership's costs for each well. The Partnership will receive an overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement.
Since the inception of the agreement, the Partnership has received $41.3 million from Canaan under the agreement. All amounts received are included in the Long-term liabilities – other long-term liabilities line item of the June 30, 2018 consolidated balance sheet, as no working interest had been assigned to Canaan as of that date.
Pivotal Farmout
On November 21, 2017, the Partnership entered into a farmout agreement with a portfolio company of Tailwater Capital, LLC, Pivotal Petroleum Partners (“Pivotal”), that covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas targeting its Haynesville/Bossier acreage after giving effect to the Canaan Farmout (discussed above) over the next eight years. In wells operated by XTO Energy Inc. in San Augustine County, Texas, Pivotal will earn the Partnership's remaining working interest not covered by the Canaan Farmout, as well as the Partnership's working interests in wells operated by its other major operator in the area. After the funding of a designated group of wells by Pivotal and once Pivotal achieves a specified payout for such well group, the Partnership will obtain a majority of the original working interest in the designated group of wells.
Since the inception of the agreement, the Partnership has received $18.9 million from Pivotal under the agreement. As of June 30, 2018, the Partnership had assigned to Pivotal working interests in wells drilled and completed during the initial phase, and as such, $16.8 million is included in the Long-term liabilities – other long-term liabilities line item of the consolidated balance sheet.
As of December 31, 2017, all amounts received from Canaan and Pivotal under the agreements were included in the Long-term liabilities – other long-term liabilities line item of the consolidated balance sheet, as no working interest had been assigned to Canaan or Pivotal as of that date.
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
As of June 30, 2018, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, any changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017. See Note 6 – Fair Value Measurements for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2018, the Partnership had nine counterparties, all of which are rated Baa1 or better by Moody’s. Eight of the Partnership's counterparties are lenders under the Credit Facility. The Partnership would have been at risk of losing a fair value amount of $6.6 million had the Partnership's counterparties as a group been unable to fulfill their obligations as of June 30, 2018.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments as of each date:

		June 30, 2018
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$1,815	$(1,815)	$—
Long-term asset	Deferred charges and other long-term assets	4,799	(4,799)	—
Total assets		$6,614	$(6,614)	$—
Liabilities:
Current liability	Commodity derivative liabilities	$38,593	$(1,815)	$36,778
Long-term liability	Commodity derivative liabilities	12,064	(4,799)	7,265
Total liabilities		$50,657	$(6,614)	$44,043

		December 31, 2017
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$10,713	$(10,619)	$94
Long-term asset	Deferred charges and other long-term assets	1,392	(1,029)	363
Total assets		$12,105	$(11,648)	$457
Liabilities:
Current liability	Commodity derivative liabilities	$14,841	$(10,619)	$4,222
Long-term liability	Commodity derivative liabilities	2,292	(1,029)	1,263
Total liabilities		$17,133	$(11,648)	$5,485

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2018	2017	2018	2017

Beginning fair value of commodity derivative instruments	$(16,986)	$1,728	$(5,028)	$(16,719)
Gain (loss) on oil derivative instruments	(30,018)	13,494	(44,494)	27,799
Gain (loss) on natural gas derivative instruments	(3,329)	8,509	(5,186)	16,929
Net cash paid (received) on settlements of oil derivative instruments	9,380	(3,847)	14,528	(6,656)
Net cash paid (received) on settlements of natural gas derivative instruments	(3,090)	766	(3,863)	(703)
Net change in fair value of commodity derivative instruments	(27,057)	18,922	(39,015)	37,369
Ending fair value of commodity derivative instruments	$(44,043)	$20,650	$(44,043)	$20,650
The Partnership had the following open derivative contracts for oil as of June 30, 2018:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2018
Second Quarter	281,000	$55.27	$52.09	$61.88
Third Quarter	849,000	55.28	51.85	61.88
Fourth Quarter	854,000	55.18	51.85	61.88
2019
First Quarter	645,000	$58.66	$52.82	$65.58
Second Quarter	645,000	58.66	52.82	65.58
Third Quarter	645,000	58.20	52.82	63.75
Fourth Quarter	645,000	58.20	52.82	63.75

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2020
First Quarter	150,000	$55.00	$65.75
Second Quarter	150,000	55.00	65.75
Third Quarter	150,000	55.00	65.75
Fourth Quarter	150,000	55.00	65.75

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of June 30, 2018:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2018
Third Quarter	13,600,000	$3.01	$2.90	$3.23
Fourth Quarter	13,630,000	3.01	2.90	3.23
2019
First Quarter	7,200,000	$2.86	$2.81	$2.93
Second Quarter	7,240,000	2.86	2.81	2.93
Third Quarter	7,280,000	2.86	2.81	2.93
Fourth Quarter	7,280,000	2.86	2.81	2.93
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2018 or the year ended December 31, 2017.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of June 30, 2018 and December 31, 2017 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of June 30, 2018
Financial Assets
Commodity derivative instruments	$—	$6,614	$—	$(6,614)	$—
Financial Liabilities
Commodity derivative instruments	$—	$50,657	$—	$(6,614)	$44,043
As of December 31, 2017
Financial Assets
Commodity derivative instruments	$—	$12,105	$—	$(11,648)	$457
Financial Liabilities
Commodity derivative instruments	$—	$17,133	$—	$(11,648)	$5,485
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of June 30, 2018 or December 31, 2017.
There were no assets measured at fair value on a nonrecurring basis, after initial recognition, for the three and six months ended June 30, 2018 and 2017.

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
The weighted-average interest rate of the Credit Facility was 4.60% and 4.06% as of June 30, 2018 and December 31, 2017, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s producing properties.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of June 30, 2018, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $421.0 million and $388.0 million at June 30, 2018 and December 31, 2017, respectively. The unused portion of the available borrowings under the Credit Facility was $179.0 million and $162.0 million at June 30, 2018 and December 31, 2017, respectively.
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
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan, now NAMP Holdings, LLC, on November 28, 2017 as part of the Noble Acquisition, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 47.34% and 44.39% of the minerals interests held of record by Holdings and Temin, respectively. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of June 30, 2018, the Partnership had not received notice from any co-owner to exercise their repurchase option, and as such, no liability was recorded.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of June 30, 2018 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 9 — INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cash—long-term incentive plan	$855	$214	$1,673	$636
Equity-based compensation—restricted common and subordinated units	3,371	2,940	6,776	4,748
Equity-based compensation—restricted performance units	5,173	2,723	7,415	5,076
Board of Directors incentive plan	581	614	1,160	1,114
Total incentive compensation expense	$9,980	$6,491	$17,024	$11,574

NOTE 10 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of June 30, 2018, there were no Series A redeemable preferred units outstanding, while as of December 31, 2017 there were 26,363 Series A redeemable preferred units outstanding with a carrying value of $27.0 million. This carrying value included accrued distributions of $0.7 million. The Series A redeemable preferred units are classified as mezzanine equity on the consolidated balance sheets since redemption was outside the control of the Partnership. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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
For the six months ended June 30, 2018, 2,115 Series A redeemable preferred units were redeemed for $2.1 million, including accrued unpaid yield, and 24,248 Series A redeemable preferred units totaling $24.2 million were converted into 735,758 common units and 963,681 subordinated units as a result of the mandatory conversion subsequent to December 31, 2017.

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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million and $295.4 million, including accrued distributions of $5.3 million and $1.9 million, as of June 30, 2018 and December 31, 2017, respectively. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.

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
Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period. The Series B cumulative convertible preferred units could be converted into approximately 15.0 million common units as of June 30, 2018.
At June 30, 2018, if the outstanding Series B cumulative convertible preferred units were converted to common units, the effect would be anti-dilutive; therefore, they are not included in the calculation of diluted EPU for the three and six months ended June 30, 2018.
The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. At June 30, 2018, there were no units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.
The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$28,690	$54,174	$70,647	$115,757
Net (income) loss attributable to noncontrolling interests	48	16	22	7
Distributions on Series A redeemable preferred units	—	(672)	(25)	(1,786)
Distributions on Series B cumulative convertible preferred units	(5,250)	—	$(10,500)	$—
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$23,488	$53,518	$60,144	$113,978
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	17,540	32,100	41,877	67,617
Subordinated units	5,948	21,418	18,267	46,361
	$23,488	$53,518	$60,144	$113,978
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.17	$0.33	$0.40	$0.69
Weighted average common units outstanding (basic)	105,250	97,990	104,516	97,448
Per subordinated unit (basic)	$0.06	$0.22	$0.19	$0.49
Weighted average subordinated units outstanding (basic)	96,329	95,388	95,864	95,269
Per common unit (diluted)	$0.17	$0.33	$0.40	$0.69
Weighted average common units outstanding (diluted)	105,250	97,990	104,516	97,448
Per subordinated unit (diluted)	$0.06	$0.22	$0.19	$0.49
Weighted average subordinated units outstanding (diluted)	96,329	95,388	95,864	95,269

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — AT-THE-MARKET OFFERING PROGRAM

On May 26, 2017, the Partnership commenced an at-the-market offering program (the “ATM Program”) and in connection therewith entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and UBS Securities LLC, as Sales Agents (each a “Sales Agent” and collectively the “Sales Agents”). Pursuant to the terms of the ATM Program, the Partnership may sell, from time to time through the Sales Agents, the Partnership’s common units representing limited partner interests having an aggregate offering amount of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
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
For the six months ended June 30, 2018, the Partnership sold 516,639 common units under the ATM Program for net proceeds of $9.1 million.
NOTE 13 — SUBSEQUENT EVENTS
On July 6, 2018, the Partnership closed on an acquisition of mineral and royalty interests, which also included proved oil and natural gas properties, for approximately $10.8 million, consisting of cash of approximately $2.1 million and common units issued with a fair value of approximately $8.7 million based on the Partnership's common unit price on the closing date. The acquisition was accounted for as a business combination.
On August 6, 2018, the Board of Directors of the Partnership's general partner approved a distribution for the three months ended June 30, 2018 of $0.3375 per common unit and $0.3375 per subordinated unit. Distributions will be payable on August 23, 2018 to unitholders of record at the close of business on August 16, 2018.

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
As of June 30, 2018, our mineral and royalty interests were located in 41 states and 64 onshore basins in the continental United States. These non-cost-bearing interests include ownership in over 55,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Acquisitions
In the first half of 2018, we acquired mineral and royalty interests, which also included proved oil and natural gas properties, in the Permian Basin for $37.1 million in cash, as well as mineral and royalty interests in East Texas for $21.5 million in cash. Additional information regarding acquisitions is contained in Note 4 – Oil and Natural Gas Properties Acquisitions to our unaudited consolidated financial statements included herein for further discussion.

PepperJack Prospect
We have cumulatively spent approximately $13.1 million to drill two wells within our PepperJack prospect in Hardin and Liberty counties, Texas. The PepperJack A#1 well targeting the Lower Wilcox formation was drilled during the fourth quarter of 2017 and the first quarter of 2018. The PepperJack B#1 well, also targeting the Lower Wilcox formation, was drilled during the second quarter of 2018 to further delineate the prospect.
Based on the log results, we believe the PepperJack A#1 well is highly prospective and will be completed as a commercially productive well. The PepperJack B#1 well, which was a significant step-out from the PepperJack A#1 well, is not likely to be completed in the near term. Accordingly, we have recorded $6.7 million of capitalized costs for the PepperJack B#1 well to the Exploration expense line item of the consolidated statements of operations for the three and six months ended June 30, 2018. With the positive results of the PepperJack A#1 well, we are in active negotiations with industry operating partners for the third-party development of the PepperJack prospect.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Commodity Prices
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The U.S. Energy Information Administration ("EIA") forecasts that the WTI spot oil price will average $67.00 per Bbl in 2018 and $62.00 per Bbl in 2019 and that the Henry Hub spot natural gas prices will average $2.99 per MMBtu in 2018 and $3.04 per MMBtu in 2019.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments consisting of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2018		2017
Benchmark Prices[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$74.13	$64.87	$46.02	$50.54
Henry Hub spot natural gas ($/MMBtu)	$2.96	$2.81	$2.98	$3.13
1    Source: EIA
Rig Count
As we are the operator of record on only three properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2018		2017
U.S. Rotary Rig Count[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
Oil	858	797	756	662
Natural gas	187	194	184	160
Other	2	2	—	2
Total	1,047	993	940	824

[1]	Source: Baker Hughes Incorporated

Natural Gas Storage
A substantial portion of our revenue is derived from sales of oil production attributable to our interests; however, the majority of our production is natural gas. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. According to the EIA, growing U.S. natural gas production is expected to support both increasing domestic consumption and higher natural gas exports. The EIA forecasts that natural gas inventories will reach almost 3.5 trillion cubic feet on October 31, 2018, which would be 10% lower than the previous five-year average.
The following table shows natural gas storage volumes by region at the close of each quarter presented:

	2018		2017
Region[1]	Second Quarter	First Quarter	Second Quarter	First Quarter

	(Bcf)
East	460	229	564	268
Midwest	455	266	699	479
Mountain	139	87	187	142
Pacific	257	166	287	216
South Central	841	606	1,151	946
Total	2,152	1,354	2,888	2,051

[1]	Source: EIA
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of derivative instruments; and

•	Adjusted EBITDA and distributable cash flow.
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

The chemical composition of oil plays an important role in its refining and subsequent sale as petroleum products.  As a result, variations in chemical composition relative to the benchmark oil, usually WTI, will result in price adjustments, which are often referred to as quality differentials. The characteristics that most significantly affect quality differentials include the density of the oil, as characterized by its American Petroleum Institute (“API”) gravity, and the presence and concentration of impurities, such as sulfur.
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
Our open derivative contracts consist of fixed-price swap contracts and costless collar contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. Our costless collar contracts contain a fixed floor price and a fixed ceiling price. If the market price exceeds the fixed ceiling price, we receive the fixed ceiling price from the counterparty and we pay the market price. If the market price is below the fixed floor price, we receive the fixed floor price and we pay the market price. If the market price is between the fixed floor and fixed ceiling price, no payments are due from either party.

We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of June 30, 2018 are detailed in Note 5 – Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. Pursuant to our updated hedge provisions, we have hedged 88.0%, 65.3%, and 17.6% of our available oil and condensate hedge volumes for 2018, 2019, and 2020, respectively.  Also, we have hedged 92.2% and 49.1% of our available natural gas hedge volumes for 2018 and 2019, respectively.
We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges within the percentages described above related to such production for the following 12 to 30 months. We do not enter into derivative instruments for speculative purposes.
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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Net income	$28,690	$54,174	$70,647	$115,757
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	30,292	28,900	58,862	55,279
Interest expense	5,280	3,981	9,801	7,488
Income tax expense	(446)	—	1,061	—
Accretion of asset retirement obligations	273	253	542	500
Equity–based compensation	9,124	6,278	15,350	10,939
Unrealized (gain) loss on commodity derivative instruments	27,057	(18,921)	39,015	(37,368)
Adjusted EBITDA	100,270	74,665	195,278	152,595
Adjustments to reconcile to distributable cash flow:
Deferred revenue	(1)	(643)	1,302	(969)
Cash interest expense	(4,969)	(3,760)	(9,285)	(7,053)
(Gain) loss on sale of assets, net	—	(7)	(2)	(931)
Estimated replacement capital expenditures[1]	(2,750)	(3,250)	(6,000)	(7,000)
Cash paid to noncontrolling interests	(62)	(41)	(114)	(66)
Preferred unit distributions	(5,250)	(672)	(10,525)	(1,786)
Distributable cash flow	$87,238	$66,292	$170,654	$134,790

[1]
On June 8, 2017, the Board approved a replacement capital expenditure estimate of $13.0 million for the period of April 1, 2017 to March 31, 2018. On April 27, 2018, the Board approved a replacement capital expenditure estimate of $11.0 million for the period of April 1, 2018 to March 31, 2019.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended June 30,
	2018	2017	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,183	824	359	43.6%
Natural gas (MMcf)[1]	17,311	15,425	1,886	12.2%
Equivalents (MBoe)	4,068	3,395	673	19.8%
Equivalents/day (MBoe)	44.7	37.3	7.4	19.8%
Revenue:
Oil and condensate sales	$77,225	$37,262	$39,963	107.2%
Natural gas and natural gas liquids sales[1]	53,854	49,903	3,951	7.9%
Lease bonus and other income	11,577	11,356	221	1.9%
Revenue from contracts with customers	142,656	98,521	44,135	44.8%
Gain (loss) on commodity derivative instruments	(33,347)	22,003	(55,350)	(251.6)%
Total revenue	$109,309	$120,524	$(11,215)	(9.3)%
Realized prices:
Oil and condensate ($/Bbl)	$65.28	$45.22	$20.06	44.4%
Natural gas ($/Mcf)[1]	3.11	3.24	(0.13)	(4.0)%
Equivalents ($/Boe)	$32.22	$25.67	$6.55	25.5%
Operating expenses:
Lease operating expense	$4,290	$4,148	$142	3.4%
Production costs and ad valorem taxes	14,373	11,863	2,510	21.2%
Exploration expense	6,745	46	6,699	NM2
Depreciation, depletion, and amortization	30,292	28,900	1,392	4.8%
General and administrative	19,812	17,481	2,331	13.3%

[1]
As a mineral and royalty interest owner, we are often provided insufficient and inconsistent data on NGL volumes by our operators. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. Accordingly, no NGL volumes are included in our reported production; however, revenue attributable to NGLs is included in our natural gas revenue and our calculation of realized prices for natural gas.

[2]	Not meaningful
Revenue
Total revenue for the quarter ended June 30, 2018 decreased compared to the quarter ended June 30, 2017. Despite higher oil and condensate production and realized oil and condensate prices, and higher natural gas and NGL revenue from increased natural gas and NGL production, increased losses on commodity derivative instruments for the quarter ended June 30, 2018 as compared to the corresponding period in 2017 resulted in a decrease in total revenue period over period.
Oil and condensate sales. Oil and condensate sales during the current quarter were higher than the second quarter of 2017 primarily due to higher production volumes in the Midland and Delaware Basins (the "Midland/Delaware") as well as the Bakken/Three Forks play. Our mineral and royalty interest oil and condensate volumes increased 48.8% in the second quarter of 2018 relative to the corresponding period in 2017 primarily as a result of the Midland/Delaware and the Bakken/Three Forks increases. Our mineral and royalty interest oil and condensate volumes accounted for 90.0% and 86.8% of total oil and condensate volumes for the quarters ended June 30, 2018 and 2017, respectively. There was also an increase in oil and condensate prices between the comparative periods.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended June 30, 2018 as compared to the same period for 2017. Higher production volumes, largely in the Haynesville/Bossier play, as well as the Midland/Delaware and the Bakken/Three Forks play, were primarily responsible for the increase in our natural gas and NGL revenues, despite slightly lower prices. Mineral and royalty interest production accounted for 61.0% and 47.1% of our natural gas volumes for the quarters ended June 30, 2018 and 2017, respectively.
Gain (loss) on commodity derivative instruments. During the second quarter of 2018, we recognized a loss from our commodity derivative instruments compared to a gain in the same period of 2017. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the second quarter of 2018 was slightly higher than the same period of 2017. Leasing activity in the Midland/Delaware, as well as the Austin Chalk, Bakken/Three Forks, and the Louisiana Haynesville/Bossier trends made up the majority of lease bonus revenue in the second quarter of 2018.
Operating and Other Expenses
Lease operating expense. Lease operating expense was relatively flat for the quarter ended June 30, 2018 as compared to the same period in 2017, primarily due to the absence of any significant remedial projects being performed by our operators and minimal change to our non-operated working interest well count during the periods presented.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended June 30, 2018, production costs and ad valorem taxes increased as compared to the quarter ended June 30, 2017, generally as a result of increased oil and condensate and natural gas production volumes, as well as higher oil and condensate prices.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the three months ended June 30, 2018 related to the PepperJack B#1 well. Exploration expense for the quarter ended June 30, 2017 represented costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended June 30, 2018 as compared to the same period in 2017, primarily due to the impact of higher production partially offset by lower depletion rates.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended June 30, 2018, general and administrative expenses increased as compared to the same period in 2017, primarily due to higher costs associated with our incentive compensation plans driven by an increase in our common unit price period over period, partially offset by lower legal fees associated with our acquisition activity.
Interest expense. Interest expense was higher in the second quarter of 2018 due to increased borrowings under our credit facility. Average outstanding borrowings during the second quarter of 2018 were higher than the second quarter of 2017 primarily due to funding of acquisitions in 2018 compared to 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Six Months Ended June 30,
	2018	2017	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,372	1,685	687	40.8%
Natural gas (MMcf)[1]	33,052	29,485	3,567	12.1%
Equivalents (MBoe)	7,881	6,599	1,282	19.4%
Equivalents/day (MBoe)	43.5	36.5	7.0	19.2%
Revenue:
Oil and condensate sales	$150,208	$77,736	$72,472	93.2%
Natural gas and natural gas liquids sales[1]	107,099	97,604	9,495	9.7%
Lease bonus and other income	16,176	25,038	(8,862)	(35.4)%
Revenue from contracts with customers	273,483	200,378	73,105	36.5%
Gain (loss) on commodity derivative instruments	(49,680)	44,728	(94,408)	(211.1)%
Total revenue	$223,803	$245,106	$(21,303)	(8.7)%
Realized prices:
Oil and condensate ($/Bbl)	$63.33	$46.13	$17.20	37.3%
Natural gas ($/Mcf)[1]	3.24	3.31	(0.07)	(2.1)%
Equivalents ($/Boe)	$32.65	$26.57	$6.08	22.9%
Operating expenses:
Lease operating expense	$8,538	$8,337	$201	2.4%
Production costs and ad valorem taxes	29,298	23,765	5,533	23.3%
Exploration expense	6,748	608	6,140	NM2
Depreciation, depletion, and amortization	58,862	55,279	3,583	6.5%
General and administrative	38,333	34,693	3,640	10.5%

[1]
As a mineral and royalty interest owner, we are often provided insufficient and inconsistent data on NGL volumes by our operators. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. Accordingly, no NGL volumes are included in our reported production; however, revenue attributable to NGLs is included in our natural gas revenue and our calculation of realized prices for natural gas.

[2]	Not meaningful
Revenue
Total revenues for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017 primarily due to increased losses from our commodity derivative instruments and lower lease bonus revenue. Increased oil and condensate sales and natural gas and NGL sales partially offset the overall decrease in total revenue.
Oil and condensate sales. Oil and condensate sales during the six months ended June 30, 2018 were higher than the corresponding period in 2017 primarily due to increased production volumes and higher realized prices. Our mineral and royalty interest oil and condensate volumes increased 51.7% for the six months ended June 30, 2018 relative to the corresponding period in 2017, primarily driven by production increases in the Midland/Delaware and the Bakken/Three Forks play. Our mineral and royalty interest oil and condensate volumes accounted for 89.6% and 83.1% of total oil and condensate volumes for the six months ended June 30, 2018 and 2017, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the six months ended June 30, 2018 as compared to the same period for six months ended June 30, 2017. An increase in production volumes, mostly from new wells in the Haynesville/Bossier play, as well as production increases in the Midland/Delaware and Bakken/Three Forks play, compared to the corresponding period in 2017, was responsible for the increase in our natural gas and NGL revenues, despite a decrease in realized prices period over period. Mineral and royalty interest production accounted for 59.2% and 49.3% of our natural gas volumes for the six months ended June 30, 2018 and 2017, respectively.
Gain (loss) on commodity derivative instruments. During the six months ended June 30, 2018, we recognized a loss from our commodity derivative instruments compared to a gain in the same period of 2017. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves.
Lease bonus and other income. Lease bonus and other income was lower for the six months ended June 30, 2018 as compared to the same period in 2017, though we successfully closed significant lease transactions in the Midland/Delaware, and the Canyon Lime, Cherry Canyon, Douglas, Eagle Ford, and Frio trends during the six months ended June 30, 2018.
Operating and Other Expenses
Lease operating expense. Lease operating expense was relatively flat for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to the absence of any significant remedial projects being performed by our operators and our non-operated working interest well count remaining stable during the periods presented.
Production costs and ad valorem taxes. For the six months ended June 30, 2018, production costs and ad valorem taxes increased from the comparative period in 2017, generally as a result of higher oil and condensate commodity prices, as well as increased oil and condensate and natural gas production volumes.
Exploration expense. Exploration expense for the six months ended June 30, 2018 related to the PepperJack B#1 well. Exploration expense for the six months ended June 30, 2017 consisted of costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization increased for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to higher production partially offset by lower depletion rates.
General and administrative. For the six months ended June 30, 2018, general and administrative expenses increased as compared to the same period in 2017 due to increased costs attributable to our long-term incentive compensation plans, which were partially offset by reduced professional fees related to legal expenses and our acquisition activity.
Interest expense. Interest expense increased due to higher average outstanding borrowings under our credit facility. Average outstanding borrowings during the first six months ended June 30, 2018 were higher than the six months ended June 30, 2017, primarily due to funding of acquisitions during the six months ended June 30, 2018.

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
The Board has adopted a policy pursuant to which distributions equal in amount to no less than the applicable minimum quarterly distribution will be paid on each common and subordinated unit for each quarter to the extent we have sufficient cash generated from our operations after establishment of cash reserves, if any, and after we have made the required distributions to the holders of our outstanding preferred units. However, we do not have a legal or contractual obligation to pay distributions on our common and subordinated units quarterly or on any other basis, at the applicable minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our common and subordinated unitholders in any quarter. Our minimum quarterly distribution provides the common unitholders a specified priority right to distributions over the subordinated unitholders. The Board may change the foregoing distribution policy at any time and from time to time.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Cash flows provided by operating activities	$176,326	$139,164
Cash flows used in investing activities	(91,259)	(98,367)
Cash flows used in financing activities	(83,638)	(43,082)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Our cash flows from operations increased from $139.2 million for the six months ended June 30, 2017 to $176.3 million for the six months ended June 30, 2018. The increase was primarily due to higher commodity revenue driven by increased oil and natural gas production and higher realized oil prices, offset by a decrease in lease bonus and other income and increased losses on commodity derivative instruments period over period.
Investing Activities. Net cash used in investing activities decreased by $7.1 million in the first six months of 2018 as compared to the corresponding period in 2017. While we increased cash spent on acquisitions and additions to oil and natural gas properties during the six months ended June 30, 2018, the current period proceeds received from our farmout agreements more than offset our increased capital expenditures.
Financing Activities. Cash flows used in financing activities for the six months ended June 30, 2018 increased by $40.6 million compared to the six months ended June 30, 2017 primarily due to increased distributions to common and subordinated unitholders, distributions to holders of Series B cumulative convertible preferred units, and increased repayments of borrowings under our credit facility, which was partially offset by increased proceeds from the issuance of our common units and decreased redemptions of Series A redeemable preferred units.

Development Capital Expenditures
Our 2018 total development capital expenditure budget is estimated at $40.0 million to $45.0 million, of which $36.4 million has been invested in the six months ended June 30, 2018. The largest component of this budget relates to our working-interest participation program in certain Haynesville/Bossier wells in the Shelby Trough area of East Texas. In the first six months of 2018, we spent $20.7 million, net of farmout reimbursements, in this program. As a result of our farmouts covering the development of this acreage, we do not expect to incur any additional capital expenditures in this program for the remainder of 2018. In the PepperJack prospect area, we spent approximately $11.9 million during the six months ended June 30, 2018 to drill and log two wells targeting the Lower Wilcox formation.
As a result of our legacy working-interest participation program, we regularly have minor miscellaneous capital expenditures related to workovers/recompletions, leases, and minor infrastructure projects. In the first six months of 2018, we spent a total of $3.8 million on these types of projects. Given their nature, the amount and timing of capital to be invested in these types of projects is difficult to forecast; as such, we expect that we will invest approximately $3.0 million to $8.0 million on similar projects for the second half of 2018.
Acquisitions
We incurred approximately $56.1 million during the six months ended June 30, 2018 related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties. See Note 4 – Oil and Natural Gas Properties Acquisitions to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the credit facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. On November 1, 2017, we entered into the Fourth Amended and Restated Credit Agreement to extend the maturity date for a term of five years, create a swingline facility that permits short-term borrowings on same-day notice, and make other changes to the hedging and restrictive covenants. The borrowing base was reconfirmed at $550.0 million with our fall 2017 redetermination, and was increased to $600.0 million effective May 4, 2018 with our spring 2018 redetermination. Our credit facility terminates on November 1, 2022. As of June 30, 2018, we had outstanding borrowings of $421.0 million at a weighted-average interest rate of 4.6%.
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

Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of June 30, 2018, we were in compliance with all debt covenants.
Contractual Obligations
As of June 30, 2018, there have been no material changes to our contractual obligations previously disclosed in our 2017 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of June 30, 2018, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2017 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the six months ended June 30, 2018 by 10%. This results in an approximate 2.1% reduction of proved reserve volumes as compared to the unadjusted June 30, 2018 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2018, we had nine counterparties, all of which were rated Baa1 or better by Moody’s. As of June 30, 2018, eight of our counterparties are lenders under our credit facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of June 30, 2018, we had $421.0 million of outstanding borrowings under our credit facility, bearing interest at a weighted-average interest rate of 4.6%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $2.1 million for the six months ended June 30, 2018, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following tables set forth our purchases of our common units during the three months ended June 30, 2018:

	Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2018	33,818	18.62	—	$—

[1]	Includes units withheld to satisfy tax withholding obligations upon the vesting of certain restricted common units held by our executive officers and certain other employees.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: August 7, 2018	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)