Form 10-Q
period 2018-09-30
Black Stone Minerals, L.P.
filed 2018-11-06
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of October 31, 2018, there were 108,465,215 common units, 96,328,836 subordinated units, and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,441	$5,642
Accounts receivable	111,482	80,695
Commodity derivative assets	—	94
Prepaid expenses and other current assets	1,205	1,212
TOTAL CURRENT ASSETS	117,128	87,643
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,097,373 and $988,720 at September 30, 2018 and December 31, 2017, respectively	3,461,109	3,247,613
Accumulated depreciation, depletion, amortization, and impairment	(1,830,906)	(1,766,842)
Oil and natural gas properties, net	1,630,203	1,480,771
Other property and equipment, net of accumulated depreciation of $14,565 and $14,433 at September 30, 2018 and December 31, 2017, respectively	431	559
NET PROPERTY AND EQUIPMENT	1,630,634	1,481,330
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	6,497	7,478
TOTAL ASSETS	$1,754,259	$1,576,451
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$14,595	$2,464
Accrued liabilities	58,868	52,631
Commodity derivative liabilities	40,801	4,222
Other current liabilities	459	417
TOTAL CURRENT LIABILITIES	114,723	59,734
LONG–TERM LIABILITIES
Credit facility	402,000	388,000
Accrued incentive compensation	1,496	3,648
Commodity derivative liabilities	11,966	1,263
Asset retirement obligations	14,669	14,092
Other long-term liabilities	92,096	19,171
TOTAL LIABILITIES	636,950	485,908
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY
Partners' equity – Series A redeemable convertible preferred units, zero and 26 units outstanding at September 30, 2018 and December 31, 2017, respectively	—	27,028
Partners' equity – Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at September 30, 2018 and December 31, 2017, respectively	298,361	295,394
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 108,330 and 103,456 units outstanding at September 30, 2018 and December 31, 2017, respectively	657,603	603,116
Partners' equity – subordinated units, 96,329 and 95,388 units outstanding at September 30, 2018 and December 31, 2017, respectively	160,638	164,138
Noncontrolling interests	707	867
TOTAL EQUITY	818,948	768,121
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,754,259	$1,576,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Oil and condensate sales	$82,712	$41,361	$232,920	$119,097
Natural gas and natural gas liquids sales	63,080	45,047	170,179	142,651
Lease bonus and other income	12,440	12,044	28,616	37,082
Revenue from contracts with customers	158,232	98,452	431,715	298,830
Gain (loss) on commodity derivative instruments	(18,514)	(9,341)	(68,194)	35,387
TOTAL REVENUE	139,718	89,111	363,521	334,217
OPERATING (INCOME) EXPENSE
Lease operating expense	4,229	4,569	12,767	12,906
Production costs and ad valorem taxes	17,641	11,549	46,939	35,314
Exploration expense	34	8	6,782	616
Depreciation, depletion, and amortization	29,273	29,204	88,135	84,483
General and administrative	22,083	17,305	60,416	51,998
Accretion of asset retirement obligations	278	260	820	760
(Gain) loss on sale of assets, net	—	—	(2)	(931)
TOTAL OPERATING EXPENSE	73,538	62,895	215,857	185,146
INCOME (LOSS) FROM OPERATIONS	66,180	26,216	147,664	149,071
OTHER INCOME (EXPENSE)
Interest and investment income	53	(9)	123	30
Interest expense	(5,518)	(4,172)	(15,319)	(11,660)
Other income (expense)	60	(1)	(1,046)	352
TOTAL OTHER EXPENSE	(5,405)	(4,182)	(16,242)	(11,278)
NET INCOME (LOSS)	60,775	22,034	131,422	137,793
Net (income) loss attributable to noncontrolling interests	(22)	20	(1)	27
Distributions on Series A redeemable preferred units	—	(666)	(25)	(2,452)
Distributions on Series B cumulative convertible preferred units	(5,250)	—	(15,750)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$55,503	$21,388	$115,646	$135,368
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	29,188	16,371	71,037	83,989
Subordinated units	26,315	5,017	44,609	51,379
	$55,503	$21,388	$115,646	$135,368
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.27	$0.16	$0.67	$0.86
Weighted average common units outstanding (basic)	106,706	101,623	105,254	97,777
Per subordinated unit (basic)	$0.27	$0.05	$0.46	$0.54
Weighted average subordinated units outstanding (basic)	96,329	95,388	96,021	95,269
Per common unit (diluted)	$0.27	$0.16	$0.67	$0.86
Weighted average common units outstanding (diluted)	106,706	101,623	105,254	97,777
Per subordinated unit (diluted)	$0.27	$0.05	$0.46	$0.54
Weighted average subordinated units outstanding (diluted)	96,329	95,388	96,021	95,269
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.3375	$0.3125	$0.9625	$0.8875
Per subordinated unit	$0.3375	$0.2088	$0.7550	$0.5763

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(486)	(23)	(8,729)	(342)	—	(9,071)
Issuance of common units, net of offering costs	2,121	—	38,369	—	—	38,369
Issuance of common units for property acquisitions	1,227	—	22,530	—	—	22,530
Restricted units granted, net of forfeitures	1,276	—	—	—	—	—
Equity–based compensation	—	—	24,791	11,015	—	35,806
Distributions	—	—	(101,644)	(72,532)	(161)	(174,337)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(2,365)	—	—	(2,365)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(15,750)	—	—	(15,750)
Net income (loss)	—	—	86,800	44,621	1	131,422
BALANCE AT SEPTEMBER 30, 2018	108,330	96,329	$657,603	$160,638	$707	$818,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$131,422	$137,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	88,135	84,483
Accretion of asset retirement obligations	820	760
Amortization of deferred charges	653	661
(Gain) loss on commodity derivative instruments	68,194	(35,387)
Net cash (paid) received on settlement of commodity derivative instruments	(20,461)	12,339
Equity-based compensation	24,947	18,614
Exploratory dry hole expense	6,784	—
Deferred rent	802	—
(Gain) loss on sale of assets, net	(2)	(931)
Changes in operating assets and liabilities:
Accounts receivable	(29,989)	(709)
Prepaid expenses and other current assets	7	(234)
Accounts payable, accrued liabilities, and other	18,515	(5,610)
Settlement of asset retirement obligations	(108)	(113)
NET CASH PROVIDED BY OPERATING ACTIVITIES	289,719	211,666
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(106,390)	(89,030)
Additions to oil and natural gas properties	(119,676)	(38,346)
Additions to oil and natural gas properties leasehold costs	(4,639)	(2,334)
Purchases of other property and equipment	(15)	(118)
Proceeds from the sale of oil and natural gas properties	8,390	6,754
Proceeds from farmouts of oil and natural gas properties	78,605	6,592
NET CASH USED IN INVESTING ACTIVITIES	(143,725)	(116,482)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	38,369	31,267
Distributions to common and subordinated unitholders	(174,348)	(142,575)
Distributions to Series A redeemable preferred unitholders	(690)	(3,111)
Distributions to Series B cumulative convertible preferred unitholders	(12,425)	—
Distributions to noncontrolling interests	(161)	(90)
Redemptions of Series A redeemable preferred units	(2,115)	(19,641)
Repurchases of common and subordinated units	(9,071)	(7,845)
Borrowings under credit facility	264,500	208,500
Repayments under credit facility	(250,500)	(162,500)
Debt issuance costs and other	(754)	(50)
NET CASH USED IN FINANCING ACTIVITIES	(147,195)	(96,045)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,201)	(861)
CASH AND CASH EQUIVALENTS – beginning of the period	5,642	9,772
CASH AND CASH EQUIVALENTS – end of the period	$4,441	$8,911
SUPPLEMENTAL DISCLOSURE
Interest paid	$14,607	$11,041

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
In addition to mineral interests, which make up the vast majority of the asset base, the Partnership’s assets also include nonparticipating and overriding royalty interests. These interests, which are non-cost-bearing, are collectively referred to as “mineral and royalty interests.” As of September 30, 2018, the Partnership’s mineral and royalty interests were located in 41 states and 64 onshore oil and natural gas producing basins of the continental U.S., including all of the major onshore producing basins. The Partnership also owns non-operated working interests in certain oil and natural gas properties.
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
The financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2018, with the exception of ASC 606, as defined below.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2018	December 31, 2017

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$106,634	$77,544
Other	4,848	3,151
Total accounts receivable	$111,482	$80,695
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
The FASB recently issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which would allow entities to apply the transition provisions of the new standard at the adoption date instead of at the earliest comparative period presented in the consolidated financial statements, and will also allow entities to continue to apply the legacy guidance in Topic 840, including disclosure requirements, in the comparative period presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative catch-up adjustment in the period of adoption rather than in the earliest period presented. The Partnership plans to use a modified retrospective transition method to apply the new standard to leases that exist as of the adoption date of January 1, 2019. The Partnership does not plan to early adopt.
Based on evaluations to-date, the new guidance will not have a material impact on the Partnership's consolidated financial statements and related disclosures as this guidance does not apply to leases to explore for or use minerals, oil, natural gas, and similar resources.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which will remove, modify, and add certain required disclosures on fair value measurements. As amended, Topic 820 will no longer require the disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, certain modifications to current disclosure requirements will be made, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Certain disclosure requirements will also be added, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in place of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The new standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Partnership does not plan to early adopt and is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.
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

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three and nine months ended September 30, 2018, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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
2018 Acquisitions
During the nine months ended September 30, 2018, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $132.1 million.
Acquisitions that included proved oil and natural gas properties were considered business combinations and were primarily located in the Permian Basin. The cash portion of the consideration paid for these acquisitions was funded with borrowings under the Partnership's Credit Facility and funds from operating activities. Acquisition related costs of $0.1 million were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the nine months ended September 30, 2018. The following table summarizes these acquisitions which were considered business combinations:

	Assets Acquired				Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash	Fair Value of Common Units Issued

	(in thousands)
March	$984	$21,452	$133	$22,569	$22,569	$—
June	883	13,688	8	14,579	14,579	—
July	4,349	7,944	215	12,508	3,764	8,744
August	5,000	34,673	74	39,747	26,461	13,286
September	1,176	—	—	1,176	1,176	—
Total fair value	$12,392	$77,757	$430	$90,579	$68,549	$22,030
In addition, during the nine months ended September 30, 2018, the Partnership acquired mineral and royalty interests in unproved oil and natural gas properties from various sellers for an aggregate of $41.5 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $41.0 million was funded with borrowings under the Partnership's Credit Facility and funds from operating activities, and $0.5 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The transaction was accounted for as a business combination using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final determination of fair value remains preliminary and will be completed after post-closing purchase price adjustments are finalized, but in no case later than one year from the acquisition date. Since December 31, 2017, the Partnership has recorded an adjustment to the purchase price to reduce the amount allocated to unproved properties by $3.2 million, which reduces the Acquisitions of oil and natural gas properties line item of the consolidated statement of cash flows for the nine months ended September 30, 2018.

The following table summarizes the adjusted allocation of the fair value of the assets acquired and the acquisition-related costs as of September 30, 2018:

	Assets Acquired				Cash Consideration Paid[1]	Acquisition-Related Costs[2]
	Proved	Unproved	Net Working Capital	Total Fair Value

	(in thousands)
Noble Assets	$68,877	$256,542	$5,917	$331,336	$331,336	$247

[1]	Represents cash consideration paid on the Close Date, as adjusted for the $3.2 million purchase price adjustment recorded during the nine months ended September 30, 2018.

[2]	Acquisition-related costs were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the year ended December 31, 2017.
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

Actual and Pro Forma Impact of Noble Acquisition (Unaudited)
Revenue attributable to the Noble Acquisition included in the Partnership's consolidated statements of operations for the three and nine months ended September 30, 2018 was $15.7 million and $41.3 million, respectively. The following table presents unaudited pro forma information for the Partnership as if the Noble Acquisition occurred on January 1, 2017.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

	(in thousands, except per unit amounts)
Revenue and other income	$98,962	$363,051
Net income	27,449	154,175
Net income attributable to noncontrolling interests	20	27
Distributions on Series A redeemable preferred units	(666)	(2,452)
Distributions on Series B cumulative convertible preferred units	(5,250)	(15,750)
Net income attributable to the general partner and common and subordinated units	$21,553	$136,000
Allocation of net income:
General partner interest	$—	$—
Common units	16,168	84,321
Subordinated units	5,385	51,679
	$21,553	$136,000
Net income attributable to limited partners per common and subordinated unit:
Per common unit (basic)	$0.16	$0.86
Per subordinated unit (basic)	$0.06	$0.54
Per common unit (diluted)	$0.16	$0.86
Per subordinated unit (diluted)	$0.06	$0.54

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

The unaudited pro forma consolidated results reflect the following pro forma adjustments for the periods presented:

•	Adjustments to recognize incremental revenue, production costs and ad valorem taxes, and depreciation, depletion, and amortization expense attributable to the Noble Assets.

•	Adjustment to recognize additional interest expense associated with the incremental borrowings under the Partnership's Credit Facility.

•	Adjustment to recognize the quarterly distribution associated with the issuance of 14,711,219 Series B cumulative convertible preferred units.

•
The Series B cumulative convertible preferred units were not included in the calculation of pro forma diluted earnings per common unit for the three months ended September 30, 2017 as they were anti-dilutive under the if-converted method.

•
The Series B cumulative convertible preferred units were included in the calculation of pro forma diluted earnings per common unit for the nine months ended September 30, 2017 due to their dilutive effect under the if-converted method.

•	The Series B cumulative convertible preferred units do not have any impact to earnings per subordinated unit.
2017 Acquisitions
In addition to the Noble Acquisition, the Partnership closed on multiple acquisitions of mineral and royalty interests during the year ended December 31, 2017 for total consideration of $163.0 million.
Acquisitions that included proved oil and natural gas properties were considered business combinations and were primarily located in the Delaware Basin and East Texas. The cash portion of the consideration paid for these acquisitions was funded with borrowings under the Partnership's Credit Facility and funds from operating activities. The following table summarizes these acquisitions which were considered business combinations:

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
Additionally, during the year ended December 31, 2017, the Partnership acquired mineral and royalty interests in unproved oil and natural gas properties from various sellers for $56.7 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas. The cash portion of the consideration paid for these acquisitions of $51.7 million was funded with borrowings under the Partnership's Credit Facility and funds from operating activities, and $5.0 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.

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
Since the inception of the agreement, the Partnership has received $62.2 million from Canaan under the agreement. All amounts received are included in the Other long-term liabilities line item of the September 30, 2018 consolidated balance sheet, as no working interest had been assigned to Canaan as of that date. Subsequent to September 30, 2018, the Partnership assigned to Canaan working interests in wells drilled and completed during the initial phase, reducing the Other long-term liabilities balance associated with the Canaan farmout agreement.
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
Since the inception of the agreement, the Partnership has received $35.5 million from Pivotal under the agreement. As of September 30, 2018, the Partnership had assigned to Pivotal working interests in wells drilled and completed during the initial phase, and as such, only $27.5 million is included in the Other long-term liabilities line item of the consolidated balance sheet.
As of December 31, 2017, all amounts received from Canaan and Pivotal under the agreements were included in the Other long-term liabilities line item of the consolidated balance sheet, as no working interest had been assigned to Canaan or Pivotal as of that date.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, any changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2018, the Partnership had ten counterparties, all of which are rated Baa1 or better by Moody’s. Nine of the Partnership's counterparties are lenders under the Credit Facility. The Partnership would have been at risk of losing a fair value amount of $6.2 million had the Partnership's counterparties as a group been unable to fulfill their obligations as of September 30, 2018.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments as of each date:

		September 30, 2018
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$1,923	$(1,923)	$—
Long-term asset	Deferred charges and other long-term assets	4,253	(4,247)	6
Total assets		$6,176	$(6,170)	$6
Liabilities:
Current liability	Commodity derivative liabilities	$42,724	$(1,923)	$40,801
Long-term liability	Commodity derivative liabilities	16,213	(4,247)	11,966
Total liabilities		$58,937	$(6,170)	$52,767

		As of December 31, 2017
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$10,713	$(10,619)	$94
Long-term asset	Deferred charges and other long-term assets	1,392	(1,029)	363
Total assets		$12,105	$(11,648)	$457
Liabilities:
Current liability	Commodity derivative liabilities	$14,841	$(10,619)	$4,222
Long-term liability	Commodity derivative liabilities	2,292	(1,029)	1,263
Total liabilities		$17,133	$(11,648)	$5,485

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2018	2017	2018	2017

Beginning fair value of commodity derivative instruments	$(44,043)	$20,650	$(5,028)	$(16,719)
Gain (loss) on oil derivative instruments	(18,830)	(9,493)	(63,325)	18,306
Gain (loss) on natural gas derivative instruments	316	152	(4,869)	17,081
Net cash paid (received) on settlements of oil derivative instruments	11,280	(4,026)	25,809	(10,682)
Net cash paid (received) on settlements of natural gas derivative instruments	(1,484)	(954)	(5,348)	(1,657)
Net change in fair value of commodity derivative instruments	(8,718)	(14,321)	(47,733)	23,048
Ending fair value of commodity derivative instruments	$(52,761)	$6,329	$(52,761)	$6,329
The Partnership had the following open derivative contracts for oil as of September 30, 2018:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2018
Third Quarter	283,000	$55.31	$51.85	$61.88
Fourth Quarter	854,000	55.18	51.85	61.88
2019
First Quarter	645,000	$58.66	$52.82	$65.58
Second Quarter	645,000	58.66	52.82	65.58
Third Quarter	645,000	58.20	52.82	63.75
Fourth Quarter	645,000	58.20	52.82	63.75

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2019
First Quarter	60,000	$65.00	$74.00
Second Quarter	60,000	65.00	74.00
Third Quarter	60,000	65.00	74.00
Fourth Quarter	60,000	65.00	74.00
2020
First Quarter	210,000	$55.00	$70.85
Second Quarter	210,000	55.00	70.85
Third Quarter	210,000	55.00	70.85
Fourth Quarter	210,000	55.00	70.85

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2018:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2018
Fourth Quarter	13,630,000	$3.01	$2.90	$3.23
2019
First Quarter	7,200,000	$2.86	$2.81	$2.93
Second Quarter	7,240,000	2.86	2.81	2.93
Third Quarter	7,280,000	2.86	2.81	2.93
Fourth Quarter	7,280,000	2.86	2.81	2.93
Subsequent to September 30, 2018, the Partnership entered into gas derivative contracts for an average of 608,333 MMBtu per month in 2019 at a weighted average price of $2.85 per MMBtu.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2018 or the year ended December 31, 2017.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2018 and December 31, 2017 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2018
Financial Assets
Commodity derivative instruments	$—	$6,176	$—	$(6,170)	$6
Financial Liabilities
Commodity derivative instruments	$—	$58,937	$—	$(6,170)	$52,767
As of December 31, 2017
Financial Assets
Commodity derivative instruments	$—	$12,105	$—	$(11,648)	$457
Financial Liabilities
Commodity derivative instruments	$—	$17,133	$—	$(11,648)	$5,485
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of September 30, 2018 or December 31, 2017.
There were no assets measured at fair value on a nonrecurring basis, after initial recognition, for the three and nine months ended September 30, 2018 and 2017.

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
Effective April 25, 2017, the borrowing base redetermination increased the borrowing base from $500.0 million to $550.0 million. On November 1, 2017, the Partnership amended and restated the credit agreement to create a swingline facility that permits short-term borrowings on same-day notice, make other changes to the hedging and restrictive covenants, and extend the maturity for a term of five years, which terminates on November 1, 2022. Effective May 4, 2018, the borrowing base was increased to $600.0 million and, effective October 31, 2018, the borrowing base was further increased to $675.0 million.
Borrowings under the Credit Facility bear interest at LIBOR plus a margin between 2.00% and 3.00%, or the Prime Rate plus a margin between 1.00% and 2.00%, with the margin depending on the borrowing base utilization. Effective October 31, 2018, the LIBOR margin was reduced to between 1.75% and 2.75% and the Prime Rate margin was reduced to between 0.75% and 1.75%.
The weighted-average interest rate of the Credit Facility was 4.75% and 4.06% as of September 30, 2018 and December 31, 2017, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s producing properties.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of September 30, 2018, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $402.0 million and $388.0 million at September 30, 2018 and December 31, 2017, respectively. The unused portion of the available borrowings under the Credit Facility was $198.0 million and $162.0 million at September 30, 2018 and December 31, 2017, respectively.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Partnership’s business includes activities that are subject to U.S. federal, state, and local environmental regulations with regard to air, land, and water quality and other environmental matters.
The Partnership does not consider the potential remediation costs that could result from issues identified in any environmental site assessments to be significant to the consolidated financial statements, and no provision for potential remediation costs has been recorded.
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan, now NAMP Holdings, LLC, on November 28, 2017 as part of the Noble Acquisition, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 47.34% and 44.39% of the minerals interests held of record by Holdings and Temin, respectively. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership interest shall be based on an

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

evaluation performed by Comin or Temin, as applicable, in good faith. As of September 30, 2018, the Partnership had not received notice from any co-owner to exercise their repurchase option, and as such, no liability was recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2018 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 9 — INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cash—short and long-term incentive plans	$4,366	$1,017	$7,568	$2,995
Equity-based compensation—restricted common and subordinated units	3,404	3,364	10,180	10,246
Equity-based compensation—restricted performance units	5,611	3,767	13,026	6,710
Board of Directors incentive plan	581	544	1,741	1,658
Total incentive compensation expense	$13,962	$8,692	$32,515	$21,609

NOTE 10 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of September 30, 2018, there were no Series A redeemable preferred units outstanding, while as of December 31, 2017 there were 26,363 Series A redeemable preferred units outstanding with a carrying value of $27.0 million. This carrying value included accrued distributions of $0.7 million. The Series A redeemable preferred units are classified as mezzanine equity on the consolidated balance sheets since redemption was outside the control of the Partnership. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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
For the nine months ended September 30, 2018, 2,115 Series A redeemable preferred units were redeemed for $2.1 million, including accrued unpaid yield, and 24,248 Series A redeemable preferred units totaling $24.2 million were converted into 735,758 common units and 963,681 subordinated units as a result of the mandatory conversion subsequent to December 31, 2017.

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
The Series B cumulative convertible preferred units are convertible into common units of the Partnership on November 29, 2019 and once per quarter thereafter. At such time, the Series B cumulative convertible preferred units may be converted by each holder at its option, in whole or in part, into common units on a one-for-one basis, adjusted to give effect to any accrued but unpaid accumulated distributions on the applicable Series B cumulative convertible preferred units through the most recent declaration date. However, the Partnership shall not be obligated to honor any request for such conversion if such request does not involve an underlying value of common units of at least $10.0 million based on the closing trading price of common units on the trading day immediately preceding the conversion notice date, or such lesser amount to the extent such exercise covers all of a holder's Series B cumulative convertible preferred units.
The Series B cumulative convertible preferred units had a carrying value of $298.4 million and $295.4 million, including accrued distributions of $5.3 million and $1.9 million, as of September 30, 2018 and December 31, 2017, respectively. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.

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
Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period. The Series B cumulative convertible preferred units could be converted into approximately 15.0 million common units as of September 30, 2018.
At September 30, 2018, if the outstanding Series B cumulative convertible preferred units were converted to common units, the effect would be anti-dilutive; therefore, they are not included in the calculation of diluted EPU for the three and nine months ended September 30, 2018.
The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. At September 30, 2018, there were no units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.
The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$60,775	$22,034	$131,422	$137,793
Net (income) loss attributable to noncontrolling interests	(22)	20	(1)	27
Distributions on Series A redeemable preferred units	—	(666)	(25)	(2,452)
Distributions on Series B cumulative convertible preferred units	(5,250)	—	(15,750)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$55,503	$21,388	$115,646	$135,368
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	29,188	16,371	71,037	83,989
Subordinated units	26,315	5,017	44,609	51,379
	$55,503	$21,388	$115,646	$135,368
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.27	$0.16	$0.67	$0.86
Weighted average common units outstanding (basic)	106,706	101,623	105,254	97,777
Per subordinated unit (basic)	$0.27	$0.05	$0.46	$0.54
Weighted average subordinated units outstanding (basic)	96,329	95,388	96,021	95,269
Per common unit (diluted)	$0.27	$0.16	$0.67	$0.86
Weighted average common units outstanding (diluted)	106,706	101,623	105,254	97,777
Per subordinated unit (diluted)	$0.27	$0.05	$0.46	$0.54
Weighted average subordinated units outstanding (diluted)	96,329	95,388	96,021	95,269

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
For the nine months ended September 30, 2018, the Partnership sold 2,121,643 common units under the ATM Program for net proceeds of $38.4 million. As of September 30, 2018, the Partnership has raised net proceeds of $70.9 million under the ATM Program.
NOTE 13 — SUBSEQUENT EVENTS
Effective October 31, 2018, the borrowing base of the Credit Facility was increased to $675.0 million from $600.0 million and the applicable margin rates were reduced, as discussed in Note 7 - Credit Facility.
On October 26, 2018, the Board of Directors of the Partnership's general partner approved a distribution for the three months ended September 30, 2018 of $0.37 per common unit and $0.37 per subordinated unit. Distributions will be payable on November 21, 2018 to unitholders of record at the close of business on November 14, 2018.
On November 5, 2018, the Board authorized a $75.0 million unit repurchase program. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The repurchase program does not obligate the Partnership to acquire any particular amount of common units and may be modified or suspended at any time and could be terminated prior to completion. The program will be funded from the Partnership's cash on hand or through borrowings under the credit facility. Any repurchased units will be canceled.

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
As of September 30, 2018, our mineral and royalty interests were located in 41 states and 64 onshore basins in the continental United States. These non-cost-bearing interests include ownership in over 55,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Acquisitions
In the first nine months of 2018, we acquired mineral and royalty interests primarily in the Permian Basin and in East Texas for aggregate consideration of $109.6 million in cash and $22.5 million in our common units. Additional information regarding acquisitions is contained in Note 4 – Oil and Natural Gas Properties Acquisitions to our unaudited consolidated financial statements included herein for further discussion.

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
Based on the log results, we believe the PepperJack A#1 well is highly prospective and will be completed as a commercially productive well. The PepperJack B#1 well, which was a significant step-out from the PepperJack A#1 well, is not likely to be completed in the near term. Accordingly, we have recorded $6.8 million of capitalized costs for the PepperJack B#1 well to the Exploration expense line item of the consolidated statements of operations for the nine months ended September 30, 2018.
On September 21, 2018, we entered into an exploration agreement with a consortium of private exploration and production companies (the “Development Partners”) to further delineate and develop the PepperJack prospect. As part of the agreement, we assigned 75% of our working interest in the PepperJack A#1 well and acreage in the associated unit to the Development Partners and transferred our status as the operator of record. We received proceeds of $6.4 million for the assignment, which represented a reimbursement for 100% of the drilling costs and associated acreage, proceeds of $1.0 million for an option covering our minerals and leases in the PepperJack prospect area, and an overriding royalty interest in the PepperJack prospect area. The Development Partners will begin completion operations on the PepperJack A#1 well in the fourth quarter of 2018 and we will participate as a 25% non-operated working interest owner.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Commodity Prices
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The U.S. Energy Information Administration ("EIA") forecasts that the WTI spot oil price will average $68.00 per Bbl in 2018 and $69.00 per Bbl in 2019 and that the Henry Hub spot natural gas prices will average $2.99 per MMBtu in 2018 and $3.12 per MMBtu in 2019.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments consisting of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2018			2017
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$73.16	$74.13	$64.87	$48.18	$46.02	$50.54
Henry Hub spot natural gas ($/MMBtu)	$3.01	$2.96	$2.81	$2.95	$2.98	$3.13
1    Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2018			2017
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	863	858	797	750	756	662
Natural gas	189	187	194	189	184	160
Other	2	2	2	1	—	2
Total	1,054	1,047	993	940	940	824

[1]	Source: Baker Hughes Incorporated

Natural Gas Storage
A substantial portion of our revenue is derived from sales of oil production attributable to our interests; however, the majority of our production is natural gas. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. According to the EIA, growing U.S. natural gas production is expected to support both increasing domestic consumption and higher natural gas exports. The EIA forecasts that natural gas inventories will reach almost 1.4 trillion cubic feet on March 31, 2019, which would be 17% lower than the previous five-year average.
The following table shows natural gas storage volumes by region at the close of each quarter presented:

	2018			2017
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter

	(Bcf)
East	763	460	229	861	564	268
Midwest	836	455	266	989	699	479
Mountain	177	139	87	220	187	142
Pacific	262	257	166	311	287	216
South Central	829	841	606	1,127	1,151	946
Total	2,867	2,152	1,354	3,508	2,888	2,051

[1]	Source: EIA
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of derivative instruments; and

•	Adjusted EBITDA and distributable cash flow.
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

We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2018 are detailed in Note 5 – Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. Pursuant to our updated hedge provisions, we have hedged 79%, 70%, and 23% of our available oil and condensate hedge volumes for 2018, 2019, and 2020, respectively.  Also, we have hedged 83% and 56% of our available natural gas hedge volumes for 2018 and 2019, respectively.
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

The following table presents a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Net income	$60,775	$22,034	$131,422	$137,793
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	29,273	29,204	88,135	84,483
Interest expense	5,518	4,172	15,319	11,660
Income tax expense	(2)	—	1,059	—
Accretion of asset retirement obligations	278	260	820	760
Equity–based compensation	9,596	7,675	24,947	18,614
Unrealized (gain) loss on commodity derivative instruments	8,718	14,320	47,733	(23,048)
Adjusted EBITDA	114,156	77,665	309,435	230,262
Adjustments to reconcile to distributable cash flow:
Deferred revenue	(1)	(701)	1,300	(1,670)
Cash interest expense	(5,287)	(3,946)	(14,571)	(10,999)
(Gain) loss on sale of assets, net	—	—	(2)	(931)
Estimated replacement capital expenditures[1]	(2,750)	(3,250)	(8,750)	(10,250)
Cash paid to noncontrolling interests	(47)	(24)	(161)	(90)
Preferred unit distributions	(5,250)	(666)	(15,775)	(2,452)
Distributable cash flow	$100,821	$69,078	$271,476	$203,870

[1]
On June 8, 2017, the Board approved a replacement capital expenditure estimate of $13.0 million for the period of April 1, 2017 to March 31, 2018. On April 27, 2018, the Board approved a replacement capital expenditure estimate of $11.0 million for the period of April 1, 2018 to March 31, 2019.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended September 30,
	2018	2017	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,251	911	340	37.3%
Natural gas (MMcf)[1]	19,153	14,974	4,179	27.9%
Equivalents (MBoe)	4,443	3,407	1,036	30.4%
Equivalents/day (MBoe)	48.3	37.0	11.3	30.5%
Revenue:
Oil and condensate sales	$82,712	$41,361	$41,351	100.0%
Natural gas and natural gas liquids sales[1]	63,080	45,047	18,033	40.0%
Lease bonus and other income	12,440	12,044	396	3.3%
Revenue from contracts with customers	158,232	98,452	59,780	60.7%
Gain (loss) on commodity derivative instruments	(18,514)	(9,341)	(9,173)	98.2%
Total revenue	$139,718	$89,111	$50,607	56.8%
Realized prices:
Oil and condensate ($/Bbl)	$66.12	$45.39	$20.73	45.7%
Natural gas ($/Mcf)[1]	3.29	3.01	0.28	9.3%
Equivalents ($/Boe)	$32.81	$25.36	$7.45	29.4%
Operating expenses:
Lease operating expense	$4,229	$4,569	$(340)	(7.4)%
Production costs and ad valorem taxes	17,641	11,549	6,092	52.7%
Exploration expense	34	8	26	NM2
Depreciation, depletion, and amortization	29,273	29,204	69	0.2%
General and administrative	22,083	17,305	4,778	27.6%

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
Revenue
Total revenue for the quarter ended September 30, 2018 increased compared to the quarter ended September 30, 2017. The increase in total revenue from the corresponding prior period is primarily due to increased oil and condensate sales and natural gas and NGL sales as a result of increased production volumes and higher realized commodity prices. The overall increase in total revenue was partially offset by the increased loss on commodity derivative instruments.
Oil and condensate sales. Oil and condensate sales during the current quarter were higher than the third quarter of 2017 primarily due to increased production volumes and higher realized commodity prices. Our mineral and royalty interest oil and condensate volumes increased 58% in the third quarter of 2018 relative to the corresponding period in 2017, primarily driven by production increases in the Midland and Delaware Basins (the "Midland/Delaware"), the Bakken/Three Forks play and the Eagle Ford Shale play. Our mineral and royalty interest oil and condensate volumes accounted for 90% and 78% of total oil and condensate volumes for the quarters ended September 30, 2018 and 2017, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the current quarter were higher than the third quarter of 2017 primarily due to increased production volumes, largely in the Haynesville/Bossier play, as well as the Midland/Delaware and the Bakken/Three Forks play. Mineral and royalty interest production accounted for 60% and 51% of our natural gas volumes for the quarters ended September 30, 2018 and 2017, respectively. There was also an increase in commodity prices between the comparative periods.
Gain (loss) on commodity derivative instruments. During the third quarter of 2018, we recognized an increased loss from our commodity derivative instruments compared to the same period in 2017. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2018 was slightly higher than the same period of 2017. Leasing activity in the Austin Chalk, Bakken/Three Forks, Marmaton and Wilcox/Yegua trends made up the majority of lease bonus revenue in the third quarter of 2018.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the quarter ended September 30, 2018 as compared to the same period in 2017, primarily due to lower workover and other service-related expenses on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2018, production costs and ad valorem taxes increased as compared to the quarter ended September 30, 2017, generally as a result of increased oil and condensate and natural gas production volumes, as well as higher oil and condensate prices.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the three months ended September 30, 2018 related to additional costs for the PepperJack B#1 well. Exploration expense for the quarter ended September 30, 2017 represented costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization was relatively flat for the quarter ended September 30, 2018 as compared to the same period in 2017, primarily due to the impact of higher production partially offset by lower depletion rates.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2018, general and administrative expenses increased as compared to the same period in 2017, primarily due to higher costs associated with our incentive compensation plans period over period, partially offset by lower brokerage and legal fees associated with our acquisition activity.
Interest expense. Interest expense was higher in the third quarter of 2018 due to increased borrowings under our credit facility and higher interest rates. Average outstanding borrowings during the third quarter of 2018 were higher than the third quarter of 2017 primarily due to funding of acquisitions in 2018 compared to 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2018	2017	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,623	2,597	1,026	39.5%
Natural gas (MMcf)[1]	52,205	44,459	7,746	17.4%
Equivalents (MBoe)	12,324	10,007	2,317	23.2%
Equivalents/day (MBoe)	45.1	36.7	8.4	22.9%
Revenue:
Oil and condensate sales	$232,920	$119,097	$113,823	95.6%
Natural gas and natural gas liquids sales[1]	170,179	142,651	27,528	19.3%
Lease bonus and other income	28,616	37,082	(8,466)	(22.8)%
Revenue from contracts with customers	431,715	298,830	132,885	44.5%
Gain (loss) on commodity derivative instruments	(68,194)	35,387	(103,581)	(292.7)%
Total revenue	$363,521	$334,217	$29,304	8.8%
Realized prices:
Oil and condensate ($/Bbl)	$64.29	$45.87	$18.42	40.2%
Natural gas ($/Mcf)[1]	3.26	3.21	0.05	1.6%
Equivalents ($/Boe)	$32.71	$26.16	$6.55	25.0%
Operating expenses:
Lease operating expense	$12,767	$12,906	$(139)	(1.1)%
Production costs and ad valorem taxes	46,939	35,314	11,625	32.9%
Exploration expense	6,782	616	6,166	NM2
Depreciation, depletion, and amortization	88,135	84,483	3,652	4.3%
General and administrative	60,416	51,998	8,418	16.2%

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
Revenue
Total revenues for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017. The increase in total revenue from the corresponding prior period is primarily due to increased oil and condensate sales and natural gas and NGL sales as a result of increased production volumes and higher realized commodity prices. The overall increase in total revenue was partially offset by a loss on commodity derivative instruments for the nine months ended September 30, 2018 compared to a gain in the same period of 2017.
Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2018 were higher than the corresponding period in 2017 primarily due to increased production volumes and higher realized commodity prices. Our mineral and royalty interest oil and condensate volumes increased 54% for the nine months ended September 30, 2018 relative to the corresponding period in 2017, primarily driven by production increases in the Midland/Delaware, the Bakken/Three Forks play and the Eagle Ford Shale play. Our mineral and royalty interest oil and condensate volumes accounted for 90% and 81% of total oil and condensate volumes for the nine months ended September 30, 2018 and 2017, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2018 were higher than the corresponding period in 2017 primarily due to increased production volumes, largely in the Haynesville/Bossier play, as well as the Midland/Delaware and the Bakken/Three Forks play. Mineral and royalty interest production accounted for 59% and 50% of our natural gas volumes for the nine months ended September 30, 2018 and 2017, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2018, we recognized a loss from our commodity derivative instruments compared to a gain in the same period of 2017. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves.
Lease bonus and other income. Lease bonus and other income was lower for the nine months ended September 30, 2018 as compared to the same period in 2017, though we successfully closed significant lease transactions in the Austin Chalk, Bakken/Three Forks, Canyon Lime, Douglas, Eagle Ford, Frio, Haynesville/Bossier, Wolfcamp and Woodford trends.
Operating and Other Expenses
Lease operating expense. Lease operating expense was relatively flat for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to the absence of any significant remedial projects being performed by our operators on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. For the nine months ended September 30, 2018, production costs and ad valorem taxes increased from the comparative period in 2017, generally as a result of higher oil and condensate commodity prices, as well as increased oil and condensate and natural gas production volumes.
Exploration expense. Exploration expense for the nine months ended September 30, 2018 related to the PepperJack B#1 well. Exploration expense for the nine months ended September 30, 2017 consisted of costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization increased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to higher production partially offset by lower depletion rates.
General and administrative. For the nine months ended September 30, 2018, general and administrative expenses increased as compared to the same period in 2017 due to increased costs attributable to our incentive compensation plans, partially offset by lower brokerage and legal fees associated with our acquisition activity.
Interest expense. Interest expense increased due to higher average outstanding borrowings under our credit facility and higher interest rates. Average outstanding borrowings during the first nine months ended September 30, 2018 were higher than the nine months ended September 30, 2017, primarily due to funding of acquisitions during the nine months ended September 30, 2018.

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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017	Change

	(in thousands)
Cash flows provided by operating activities	$289,719	$211,666	$78,053
Cash flows used in investing activities	(143,725)	(116,482)	(27,243)
Cash flows used in financing activities	(147,195)	(96,045)	(51,150)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. The increase in cash flows from operations was primarily due to higher commodity revenue driven by increased oil and natural gas production and higher realized commodity prices period over period, partially offset by the net cash paid on settlement of commodity derivative instruments for the nine months ended September 30, 2018 compared to cash received for the same period of 2017.
Investing Activities. Net cash used in investing activities increased in the first nine months of 2018 as compared to the corresponding period in 2017. The increase was primarily due to more cash spent on acquisitions and additions to oil and natural gas properties, partially offset by higher proceeds received from our farmout agreements.
Financing Activities. Cash flows used in financing activities for the nine months ended September 30, 2018 increased primarily due to increased distributions to common and subordinated unitholders, distributions to holders of Series B cumulative convertible preferred units, and increased repayments of borrowings under our credit facility, which was partially offset by increased proceeds from the issuance of our common units and decreased redemptions of Series A redeemable preferred units.
Development Capital Expenditures
Our 2018 total development capital expenditure budget is estimated at $45.0 million to $50.0 million, of which $45.7 million has been invested in the nine months ended September 30, 2018. The largest component of this budget relates to our working-interest participation program in certain Haynesville/Bossier wells in the Shelby Trough area of East Texas. In the first nine months of 2018, we spent $29.2 million in this program, net of farmout reimbursements, related to completions in wells which were spud prior to the farmouts. We do not expect to incur any additional capital expenditures in this program for the remainder of 2018, net of farmout reimbursements. In the PepperJack prospect area, we spent approximately $11.9 million during the nine months ended September 30, 2018 to drill and log two wells targeting the Lower Wilcox formation. We expect to incur an additional $0.5 million to $0.7 million related to the completion costs for the PepperJack A#1 well in the fourth quarter of 2018.
As a result of our legacy working-interest participation program, we regularly have minor miscellaneous capital expenditures related to workovers/recompletions, leases, and minor infrastructure projects. Given their nature, the amount and timing of capital to be invested in these types of projects is difficult to forecast; as such, we expect that we will invest approximately $1.0 million to $2.0 million on similar projects for the fourth quarter of 2018.
Acquisitions
We spent approximately $106.4 million and issued common units valued at $22.5 million during the nine months ended September 30, 2018 related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties. See Note 4 – Oil and Natural Gas Properties Acquisitions to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the credit facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. On November 1, 2017, we entered into the Fourth Amended and Restated Credit Agreement to extend the maturity date for a term of five years, create a swingline facility that permits short-term borrowings on same-day notice, and make other changes to the hedging and restrictive covenants. The borrowing base was reconfirmed at $550.0 million with our fall 2017 redetermination, was increased to $600.0 million effective May 4, 2018 with our spring 2018 redetermination, and was further increased to $675.0 million effective October 31, 2018 with our fall 2018 redetermination. Our credit facility terminates on November 1, 2022. As of September 30, 2018, we had outstanding borrowings of $402.0 million at a weighted-average interest rate of 4.75%.
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
Outstanding borrowings under the credit agreement bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, depending on the borrowings outstanding in relation to the borrowing base. Effective October 31, 2018, the applicable margin for LIBOR was reduced to between 1.75% and 2.75% and the applicable margin for the alternative base rate was reduced to between 0.75% and 1.75%.
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

Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of September 30, 2018, we were in compliance with all debt covenants.
Contractual Obligations
As of September 30, 2018, there have been no material changes to our contractual obligations previously disclosed in our 2017 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of September 30, 2018, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2017 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the nine months ended September 30, 2018 by 10%. This results in an approximate 2% reduction of proved reserve volumes as compared to the unadjusted September 30, 2018 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2018, we had ten counterparties, all of which were rated Baa1 or better by Moody’s. As of September 30, 2018, nine of our counterparties are lenders under our credit facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of September 30, 2018, we had $402.0 million of outstanding borrowings under our credit facility, bearing interest at a weighted-average interest rate of 4.75%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $3.0 million for the nine months ended September 30, 2018, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2018, we closed on purchases of certain mineral and royalty interests using an aggregate of 1,226,612 common units valued at $22.5 million to partially fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 6, 2018	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)