Form 10-Q
period 2019-03-31
Black Stone Minerals, L.P.
filed 2019-05-07
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ to _______________
Commission File Number: 001-37362

Black Stone Minerals, L.P. (Exact name of registrant as specified in its charter)

Delaware	47-1846692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 2020 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 445-3200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	BSM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of April 30, 2019, there were 109,382,957 common units, 96,328,836 subordinated units, and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,247	$5,414
Accounts receivable	103,327	113,148
Commodity derivative assets	4,012	37,970
Prepaid expenses and other current assets	1,543	1,001
TOTAL CURRENT ASSETS	113,129	157,533
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,084,737 and $1,063,883 at March 31, 2019 and December 31, 2018, respectively	3,477,494	3,441,188
Accumulated depreciation, depletion, amortization, and impairment	(1,893,461)	(1,865,692)
Oil and natural gas properties, net	1,584,033	1,575,496
Other property and equipment, net of accumulated depreciation of $11,115 and $11,048 at March 31, 2019 and December 31, 2018, respectively	2,353	385
NET PROPERTY AND EQUIPMENT	1,586,386	1,575,881
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	12,372	16,710
TOTAL ASSETS	$1,711,887	$1,750,124
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,639	$4,149
Accrued liabilities	38,977	60,089
Commodity derivative liabilities	1,967	—
Other current liabilities	926	528
TOTAL CURRENT LIABILITIES	48,509	64,766
LONG–TERM LIABILITIES
Credit facility	435,000	410,000
Accrued incentive compensation	1,028	1,813
Commodity derivative liabilities	23	—
Asset retirement obligations	15,146	14,948
Other long-term liabilities	78,292	55,973
TOTAL LIABILITIES	577,998	547,500
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at March 31, 2019 and December 31, 2018, respectively	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 109,377 and 108,363 units outstanding at March 31, 2019 and December 31, 2018, respectively	679,868	714,823
Partners' equity – subordinated units, 96,329 and 96,329 units outstanding at March 31, 2019 and December 31, 2018, respectively	155,660	189,440
TOTAL EQUITY	835,528	904,263
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,711,887	$1,750,124
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
REVENUE
Oil and condensate sales	$57,704	$72,983
Natural gas and natural gas liquids sales	61,640	53,245
Lease bonus and other income	5,645	4,599
Revenue from contracts with customers	124,989	130,827
Gain (loss) on commodity derivative instruments	(41,183)	(16,333)
TOTAL REVENUE	83,806	114,494
OPERATING (INCOME) EXPENSE
Lease operating expense	5,292	4,248
Production costs and ad valorem taxes	14,592	14,925
Exploration expense	4	3
Depreciation, depletion, and amortization	27,833	28,570
General and administrative	21,214	18,521
Accretion of asset retirement obligations	277	269
(Gain) loss on sale of assets, net	—	(2)
TOTAL OPERATING EXPENSE	69,212	66,534
INCOME (LOSS) FROM OPERATIONS	14,594	47,960
OTHER INCOME (EXPENSE)
Interest and investment income	46	33
Interest expense	(5,525)	(4,521)
Other income (expense)	(98)	(1,515)
TOTAL OTHER EXPENSE	(5,577)	(6,003)
NET INCOME (LOSS)	9,017	41,957
Net (income) loss attributable to noncontrolling interests	—	(27)
Distributions on Series A redeemable preferred units	—	(25)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$3,767	$36,655
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	1,905	24,329
Subordinated units	1,862	12,326
	$3,767	$36,655
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.02	$0.23
Weighted average common units outstanding (basic)	109,420	103,774
Per subordinated unit (basic)	$0.02	$0.13
Weighted average subordinated units outstanding (basic)	96,329	95,395
Per common unit (diluted)	$0.02	$0.23
Weighted average common units outstanding (diluted)	110,035	103,838
Per subordinated unit (diluted)	$0.02	$0.13
Weighted average subordinated units outstanding (diluted)	96,329	95,395
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three-Month Period Ended March 31, 2019
	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Total equity
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$904,263
Repurchases of common and subordinated units	(588)	—	(10,110)	—	(10,110)
Issuance of common units, net of offering costs	—	—	(43)	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	943
Restricted units granted, net of forfeitures	1,545	—	—	—	—
Equity–based compensation	—	—	13,669	—	13,669
Distributions	—	—	(40,275)	(35,642)	(75,917)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,044)	—	(1,044)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	7,155	1,862	9,017
BALANCE AT MARCH 31, 2019	109,377	96,329	$679,868	$155,660	$835,528

	Three-Month Period Ended March 31, 2018
	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(451)	(23)	(8,099)	(342)	—	(8,441)
Issuance of common units, net of offering costs	8	—	138	—	—	138
Restricted units granted, net of forfeitures	1,177	—	—	—	—	—
Equity–based compensation[1]	—	—	18,075	219	—	18,294
Distributions	—	—	(32,581)	(19,912)	(52)	(52,545)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(661)	—	—	(661)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	—	(5,250)
Net income (loss)	—	—	29,592	12,338	27	41,957
BALANCE AT MARCH 31, 2018	104,926	96,329	$614,815	$170,179	$842	$785,836

[1]
The change in Partners' equity for equity-based compensation during the three-month period ended March 31, 2018 was incorrectly allocated between Partners' equity - common units and Partners' equity - subordinated units in the Partnership's prior reports. The Partnership concluded that this error was not material to any of the prior reporting periods. As such, the revision for this correction has been made to the prior periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,017	$41,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	27,833	28,570
Accretion of asset retirement obligations	277	269
Amortization of deferred charges	257	205
(Gain) loss on commodity derivative instruments	41,183	16,333
Net cash (paid) received on settlement of commodity derivative instruments	1,743	(4,375)
Equity-based compensation	9,223	6,226
Exploratory dry hole expense	4	—
(Gain) loss on sale of assets, net	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	9,740	(11,851)
Prepaid expenses and other current assets	(541)	(260)
Accounts payable, accrued liabilities, and other	(8,522)	(565)
Settlement of asset retirement obligations	(40)	(33)
NET CASH PROVIDED BY OPERATING ACTIVITIES	90,174	76,474
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(19,946)	(32,154)
Additions to oil and natural gas properties	(31,633)	(46,250)
Additions to oil and natural gas properties leasehold costs	(234)	(524)
Purchases of other property and equipment	(2,036)	(5)
Proceeds from the sale of oil and natural gas properties	2	752
Proceeds from farmouts of oil and natural gas properties	29,468	18,015
NET CASH USED IN INVESTING ACTIVITIES	(24,379)	(60,166)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	(43)	138
Distributions to common and subordinated unitholders	(75,917)	(52,493)
Distributions to Series A redeemable preferred unitholders	—	(690)
Distributions to Series B cumulative convertible preferred unitholders	(5,250)	—
Distributions to noncontrolling interests	—	(52)
Redemptions of Series A redeemable preferred units	—	(2,115)
Repurchases of common and subordinated units	(10,752)	(8,441)
Borrowings under credit facility	98,000	105,000
Repayments under credit facility	(73,000)	(57,000)
NET CASH USED IN FINANCING ACTIVITIES	(66,962)	(15,653)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,167)	655
CASH AND CASH EQUIVALENTS – beginning of the period	5,414	5,642
CASH AND CASH EQUIVALENTS – end of the period	$4,247	$6,297
SUPPLEMENTAL DISCLOSURE
Interest paid	$5,197	$4,326
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s 2018 Annual Report on Form 10-K.
The consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2019, with the exception of ASC 842, as defined below.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	March 31, 2019	December 31, 2018

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$97,816	$107,804
Other	5,511	5,344
Total accounts receivable	$103,327	$113,148
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), that supersedes Accounting Standards Codification ("ASC") 840, Leases by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet. See Note 3 - Impact of ASC 842 Adoption for further details related to the Partnership's adoption of this standard.
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
NOTE 3 — IMPACT OF ASC 842 ADOPTION
Leases
On January 1, 2019, the Partnership adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. The Partnership used January 1, 2019, the beginning of the period of adoption, as its date of initial application. The Partnership elected the package of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.
The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019. ROU assets and operating lease liabilities were less than 1% of the Partnership's total assets as of March 31, 2019 and were not considered material to the Partnership. There was no related impact on the consolidated statement of operations. The standard had no impact on the Partnership’s debt covenant compliance under existing agreements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of March 31, 2019, none of the Partnership’s leases were classified as financing leases.
ROU assets represent the Partnership’s right to use an underlying asset for the lease term and operating lease liabilities represent the Partnership’s obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The Partnership uses the implicit rate, when readily determinable, or its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Partnership will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Partnership will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Partnership made an accounting policy election to not recognize leases with terms of less than twelve months on the consolidated balance sheets and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. In the event that the Partnership’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.
NOTE 4 — OIL AND NATURAL GAS PROPERTIES ACQUISITIONS
Acquisitions of proved oil and natural gas properties and working interests are considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions of unproved oil and natural gas properties are considered asset acquisitions and are recorded at cost.
2019 Acquisitions
During the three months ended March 31, 2019, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $20.9 million.
Acquisitions that included proved oil and natural gas properties were considered business combinations and were primarily located in the Permian Basin. These acquisitions were funded with borrowings under the Credit Facility (as defined in Note 7 - Credit Facility) and funds from operating activities. Acquisition related costs of less than $0.1 million were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the three months ended March 31, 2019. The following table summarizes these acquisitions which were considered business combinations:

	Assets Acquired				Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash

	(in thousands)
February	$173	$8,437	$1	$8,611	$8,611
March	24	—	—	24	24
Total fair value	$197	$8,437	$1	$8,635	$8,635

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the three months ended March 31, 2019, the Partnership acquired mineral and royalty interests in unproved oil and natural gas properties from various sellers for an aggregate of $12.3 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas. The cash portion of the consideration paid for these acquisitions of $11.4 million was funded with borrowings under the Credit Facility and funds from operating activities, and $0.9 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
2018 Acquisitions

During the year ended December 31, 2018, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $149.9 million.
Acquisitions that included proved oil and natural gas properties were considered business combinations and were primarily located in the Permian Basin. The cash portion of the consideration paid for these acquisitions was funded with borrowings under the Credit Facility and funds from operating activities. Acquisition related costs of $0.2 million were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the year ended December 31, 2018. The following table summarizes these acquisitions which were considered business combinations:

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

In addition, during 2018, the Partnership acquired mineral and royalty interests in unproved oil and natural gas properties from various sellers for an aggregate of $58.2 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $57.6 million was funded with borrowings under the Credit Facility and funds from operating activities, and $0.6 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.

During 2018, the Partnership acquired the remaining noncontrolling interest in certain subsidiaries for $1.7 million in cash and merged the subsidiaries into its existing structure.
Farmout Agreements
Canaan Farmout
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc., a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. A total of 20 wells were drilled over an initial phase, beginning with wells spud after January 1, 2017. Canaan has elected to participate in an additional phase that began in September 2018 and will continue for the lesser of 2 years or until 20 wells have been drilled. After the completion of the second phase, Canaan will have the option to elect to participate in a similar third phase. During the first three phases of the agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership will receive an

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement. From the inception of the agreement through March 31, 2019, the Partnership has received $86.4 million from Canaan under the agreement. As of March 31, 2019, the Partnership had assigned to Canaan working interests in certain wells drilled and completed, and as such, $8.9 million of the farmout reimbursements received from Canaan are included in the Other long-term liabilities line item of the consolidated balance sheet.
Pivotal Farmout
On November 21, 2017, the Partnership entered into a farmout agreement with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas, targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. In wells operated by XTO Energy Inc. in San Augustine County, Texas, Pivotal will earn the Partnership's remaining working interest not covered by the Canaan Farmout (10% working interest on an 8/8th basis), as well as 100% of the Partnership's working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by its other major operator in San Augustine and Angelina counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Pivotal will fund designated groups of wells. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. From the inception of the agreement through March 31, 2019, the Partnership received $86.8 million from Pivotal under the agreement. As of March 31, 2019, the Partnership had assigned to Pivotal working interests in certain wells drilled and completed, and as such, $63.1 million of the farmout reimbursements received from Pivotal are included in the Other long-term liabilities line item of the consolidated balance sheet.
As of December 31, 2018, $11.6 million and $41.2 million were included in the Other long-term liabilities line item of the consolidated balance sheet related to the farmout agreements with Canaan and Pivotal, respectively.
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
As of March 31, 2019, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2019, the Partnership had nine counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$11,221	$(7,209)	$4,012
Long-term asset	Deferred charges and other long-term assets	5,438	(2,348)	3,090
Total assets		$16,659	$(9,557)	$7,102
Liabilities:
Current liability	Commodity derivative liabilities	$9,176	$(7,209)	$1,967
Long-term liability	Commodity derivative liabilities	2,371	(2,348)	23
Total liabilities		$11,547	$(9,557)	$1,990

		December 31, 2018
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$38,746	$(776)	$37,970
Long-term asset	Deferred charges and other long-term assets	11,518	(1,450)	10,068
Total assets		$50,264	$(2,226)	$48,038
Liabilities:
Current liability	Commodity derivative liabilities	$776	$(776)	$—
Long-term liability	Commodity derivative liabilities	1,450	(1,450)	—
Total liabilities		$2,226	$(2,226)	$—
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2019	2018
	(in thousands)
Beginning fair value of commodity derivative instruments	$48,038	$(5,028)
Gain (loss) on oil derivative instruments	(39,261)	(14,476)
Gain (loss) on natural gas derivative instruments	(1,922)	(1,857)
Net cash paid (received) on settlements of oil derivative instruments	(4,555)	5,148
Net cash paid (received) on settlements of natural gas derivative instruments	2,812	(773)
Net change in fair value of commodity derivative instruments	(42,926)	(11,958)
Ending fair value of commodity derivative instruments	$5,112	$(16,986)

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of March 31, 2019:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2019
First Quarter	255,000	$58.54	$52.82	$65.58
Second Quarter	855,000	58.72	52.82	65.58
Third Quarter	855,000	58.37	52.82	63.75
Fourth Quarter	855,000	58.37	52.82	63.75
2020
First Quarter	270,000	$57.87	$57.46	$58.65
Second Quarter	270,000	57.87	57.46	58.65
Third Quarter	270,000	57.87	57.46	58.65
Fourth Quarter	270,000	57.87	57.46	58.65

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2019
First Quarter	20,000	$65.00	$74.00
Second Quarter	60,000	65.00	74.00
Third Quarter	60,000	65.00	74.00
Fourth Quarter	60,000	65.00	74.00
2020
First Quarter	210,000	$56.43	$67.14
Second Quarter	210,000	56.43	67.14
Third Quarter	210,000	56.43	67.14
Fourth Quarter	210,000	56.43	67.14
The Partnership had the following open derivative contracts for natural gas as of March 31, 2019:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2019
Second Quarter	14,520,000	$2.96	$2.81	$3.20
Third Quarter	14,640,000	2.96	2.81	3.20
Fourth Quarter	14,640,000	2.96	2.81	3.20
2020
First Quarter	6,370,000	$2.72	$2.72	$2.73
Second Quarter	6,370,000	2.72	2.72	2.73
Third Quarter	6,440,000	2.72	2.72	2.73
Fourth Quarter	6,440,000	2.72	2.72	2.73

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2019 or the year ended December 31, 2018.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2019 and December 31, 2018 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2019
Financial Assets
Commodity derivative instruments	$—	$16,659	$—	$(9,557)	$7,102
Financial Liabilities
Commodity derivative instruments	$—	$11,547	$—	$(9,557)	$1,990
As of December 31, 2018
Financial Assets
Commodity derivative instruments	$—	$50,264	$—	$(2,226)	$48,038
Financial Liabilities
Commodity derivative instruments	$—	$2,226	$—	$(2,226)	$—
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership’s fair value assessments for recent acquisitions are included in Note 4 – Oil and Natural Gas Properties Acquisitions.
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when assessing for impairment. Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compares the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, future capital expenditures, and a risk-adjusted discount rate.
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of March 31, 2019 or December 31, 2018.
There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the three months ended March 31, 2019 and 2018.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2022. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. Effective May 4, 2018, the borrowing base redetermination increased the borrowing base from $550.0 million to $600.0 million and, effective October 31, 2018, the borrowing base was further increased to $675.0 million.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. Prior to October 31, 2018, the applicable margin ranged from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, depending on the borrowings outstanding in relation to the borrowing base. Effective October 31, 2018, the applicable margin for the alternative base rate was reduced to between 0.75% and 1.75% and the applicable margin for LIBOR was reduced to between 1.75% and 2.75%.
The weighted-average interest rate of the Credit Facility was 4.75% and 4.76% as of March 31, 2019 and December 31, 2018, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of March 31, 2019, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $435.0 million and $410.0 million at March 31, 2019 and December 31, 2018, respectively. The unused portion of the available borrowings under the Credit Facility were $240.0 million and $265.0 million at March 31, 2019 and December 31, 2018, respectively.
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
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan Royalty, LLC, now NAMP Holdings, LLC, on November 28, 2017 from Noble Energy US Holdings, LLC, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 45.33% and 42.63% of the minerals interests held of record by Holdings and Temin, respectively. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of March 31, 2019, the

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Partnership had not received notice from any co-owner to exercise their repurchase option, and as such, no liability was recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2019 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 9 — INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cash—short and long-term incentive plans	$1,772	$1,634
Equity-based compensation—restricted common and subordinated units	3,019	3,405
Equity-based compensation—restricted performance units	5,620	2,242
Board of Directors incentive plan	585	579
Total incentive compensation expense	$10,996	$7,860

NOTE 10 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of March 31, 2019 and December 31, 2018, there were no Series A redeemable preferred units outstanding. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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
Series B Cumulative Convertible Preferred Units
On November 28, 2017, the Partnership issued and sold in a private placement 14,711,219 Series B cumulative convertible preferred units representing limited partner interests in the Partnership for a cash purchase price of $20.3926 per Series B cumulative convertible preferred unit, resulting in total proceeds of approximately $300.0 million.
The Series B cumulative convertible preferred units are entitled to an annual distribution of 7%, payable on a quarterly basis in arrears. For the eight quarters consisting of the quarter in respect of which the initial distribution is paid and the seven full quarters thereafter, the quarterly distribution may be paid, at the sole option of the Partnership, (i) in-kind in the form of

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million and $298.4 million, including accrued distributions of $5.3 million and $5.3 million, as of March 31, 2019 and December 31, 2018, respectively. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. At March 31, 2019 and 2018, there were 0.6 million and 0.1 million units, respectively, related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended March 31,
	2019	2018

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$9,017	$41,957
Net (income) loss attributable to noncontrolling interests	—	(27)
Distributions on Series A redeemable preferred units	—	(25)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	3,767	36,655
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	1,905	24,329
Subordinated units	1,862	12,326
	$3,767	$36,655
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	109,420	103,774
Effect of dilutive securities	615	64
Weighted average common units outstanding (diluted)	110,035	103,838
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	96,329	95,395
Effect of dilutive securities	—	—
Weighted average subordinated units outstanding (diluted)	96,329	95,395
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.02	$0.23
Per subordinated unit (basic)	0.02	0.13
Per common unit (diluted)	0.02	0.23
Per subordinated unit (diluted)	0.02	0.13

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Potentially dilutive securities (common units):
Series A redeemable preferred units on an as-converted basis	—	181
Series B cumulative convertible preferred units on an as-converted basis	14,969	15,063
	14,969	15,244
Potentially dilutive securities (subordinated units):
Series A redeemable preferred units on an as-converted basis	—	247
	—	247
NOTE 12 — COMMON AND SUBORDINATED UNITS

Common and Subordinated Units

The common units and subordinated units represent limited partner interests in the Partnership. The partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 15% or more of any class of units then outstanding other than the limited partners in Black Stone Minerals Company, L.P. prior to the initial public offering of BSM, their transferees, persons who acquired such units with the prior approval of the board of directors of the Partnership's general partner (the "Board"), holders of Series B cumulative convertible preferred units in connection with any vote, consent or approval of the Series B cumulative convertible preferred units as a separate class, and persons who own 15% or more of any class as a result of any redemption or purchase of any other person's units or similar action by the Partnership or any conversion of the Series B cumulative convertible preferred units at the Partnership's option or in connection with a change of control may not vote on any matter.

The holders of common units and subordinated units are entitled to participate in distributions and exercise the rights and privileges provided to limited partners holding common units and subordinated units under the partnership agreement.

The partnership agreement generally provides that any distributions will be paid each quarter during the subordination period (as defined in the partnership agreement) in the following manner:

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

If the distributions to common and subordinated unitholders exceed the applicable minimum quarterly distribution per unit, then such excess amounts will be distributed pro rata on the common and subordinated units as if they were a single class. The priority right of the common unitholders will cease to exist upon full conversion of the subordinated units to common units.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Three Months Ended March 31,
	2019	2018
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.3700	$0.3125
Per subordinated unit	0.3700	0.2088

End of the Subordination Period
The subordination period under the partnership agreement will end on the first business day after the Partnership has earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there are no outstanding arrearages on the common units. When the subordination period ends as a result of the Partnership having met the test described above, all subordinated units will convert into common units on a one-to-one basis, and common units will thereafter no longer be entitled to arrearages.

Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the three months ended March 31, 2019. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019, the Partnership sold no common units under the ATM Program. For the three months ended March 31, 2018, the Partnership sold 8,204 common units under the ATM program for net proceeds of $0.1 million. As of March 31, 2019, the Partnership has raised net proceeds of $73.0 million under the ATM Program.
NOTE 13 — SUBSEQUENT EVENTS
On April 25, 2019, the Board approved a distribution for the three months ended March 31, 2019 of $0.37 per common unit and $0.37 per subordinated unit. Distributions will be payable on May 23, 2019 to unitholders of record at the close of business on May 16, 2019. The Board also confirmed and approved that, upon payment of the distribution for the three months ended March 31, 2019, the tests required for conversion of all of the outstanding subordinated units into common units on a one-for-one basis will be met. Accordingly, on the first business day following the payment of the distribution described, the Partnership's 96,328,836 subordinated units will convert into 96,328,836 common units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
Cautionary Note Regarding Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to execute our business strategies;

•	the volatility of realized oil and natural gas prices;

•	the level of production on our properties;

•	the overall supply and demand for oil and natural gas, regional supply and demand factors, delays, or interruptions of production;

•	our ability to replace our oil and natural gas reserves;

•	our ability to identify, complete, and integrate acquisitions;

•	general economic, business, or industry conditions;

•	competition in the oil and natural gas industry;

•	the ability of our operators to obtain capital or financing needed for development and exploration operations;

•	title defects in the properties in which we invest;

•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services, or personnel;

•	restrictions on the use of water for hydraulic fracturing;

•	the availability of pipeline capacity and transportation facilities;

•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	future operating results;

•	future cash flows and liquidity, including our ability to generate sufficient cash to pay quarterly distributions;

•	exploration and development drilling prospects, inventories, projects, and programs;

•	operating hazards faced by our operators;

•	the ability of our operators to keep pace with technological advancements; and

•	certain factors discussed elsewhere in this filing.
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
As of March 31, 2019, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests, which we refer to collectively as our "mineral and royalty interests," include ownership in over 60,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Acquisitions
In the first quarter of 2019, we acquired mineral and royalty interests primarily in the Permian Basin and in East Texas for aggregate consideration of $20.0 million in cash and $0.9 million in our common units. Additional information regarding acquisitions is contained in Note 4 – Oil and Natural Gas Properties Acquisitions to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
PepperJack Prospect
We drilled the PepperJack A#1 well targeting the Lower Wilcox formation within our PepperJack prospect in Hardin and Liberty counties, Texas during the fourth quarter of 2017 and first quarter of 2018.
On September 21, 2018, we entered into an exploration agreement with a consortium of private exploration and production companies (the “Development Partners”) to further delineate and develop the Pepperjack prospect. As part of the agreement, we assigned 75% of our working interest in the PepperJack A#1 well and acreage in the associated unit to the Development Partners and transferred our status as the operator of record. We received proceeds of $6.4 million for the assignment, which represented a reimbursement for 100% of the drilling costs and associated acreage, proceeds of $1.0 million for an option covering our mineral interests and leases in the PepperJack prospect area, and an overriding royalty interest in the PepperJack prospect area. The Development Partners completed the PepperJack A#1 well in April 2019 and data is being collected to determine viability for economic development of the prospect.

End of the Subordination Period
The subordination period under the partnership agreement will end on the first business day after we have earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there are no outstanding arrearages on the common units. This test will be met upon the payment of the current quarter distribution which is payable on May 23, 2019. When the subordination period ends as a result of us having met the test described above, all subordinated units will convert into common units on a one-to-one basis, and common units will thereafter no longer be entitled to arrearages.
Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. We have made no repurchases under this program for the three months ended March 31, 2019. The repurchase program is funded from our cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The U.S. Energy Information Administration ("EIA") forecasts that the WTI spot oil price will average $58.80 per Bbl in 2019 and $58.00 per Bbl in 2020 and that the Henry Hub spot natural gas prices will average $2.82 per MMBtu in 2019 and $2.77 per MMBtu in 2020.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2019	2018
Benchmark Prices[1]	First Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$60.19	$64.87
Henry Hub spot natural gas ($/MMBtu)[1]	$2.73	$2.81
1    Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2019	2018
U.S. Rotary Rig Count[1]	First Quarter	First Quarter
Oil	816	797
Natural gas	190	194
Other	—	2
Total	1,006	993

[1]	Source: Baker Hughes Incorporated
Natural Gas Storage
A substantial portion of our revenue is derived from sales of oil production attributable to our interests; however, the majority of our production is natural gas. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories declined to 1.2 trillion cubic feet on March 31, 2019, the lowest level since 2014. However, the EIA expects steadily rising natural gas production to contribute to inventory builds outpacing the previous five-year average during the 2019 injection season. The EIA forecasts natural gas inventories will reach 3.7 trillion cubic feet on October 31, 2019, which is 1% lower than the previous five-year average compared with inventory levels that were 30% lower than the previous five-year average on March 31, 2019.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2019	2018
Region[1]	First Quarter	First Quarter

East	210	229
Midwest	241	266
Mountain	64	87
Pacific	113	166
South Central	502	606
Total	1,130	1,354

[1]	Source: EIA

How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of derivative instruments; and

•	Adjusted EBITDA and distributable cash flow.
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
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2019 are detailed in Note 5 – Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2019, we have hedged 92% and 48% of our available oil and condensate hedge volumes for 2019 and 2020, respectively.  Also, we have hedged 92% and 38% of our available natural gas hedge volumes for 2019 and 2020, respectively.
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
Adjusted EBITDA and distributable cash flow should not be considered an alternative to, or more meaningful than, net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of financial performance presented in accordance with GAAP in the United States as measures of our financial performance.
Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income (loss), the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA and distributable cash flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net income (loss)	$9,017	$41,957
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	27,833	28,570
Interest expense	5,525	4,521
Income tax expense	131	1,507
Accretion of asset retirement obligations	277	269
Equity–based compensation	9,223	6,226
Unrealized (gain) loss on commodity derivative instruments	42,926	11,958
Adjusted EBITDA	94,932	95,008
Adjustments to reconcile to distributable cash flow:
Change in deferred revenue	(304)	1,303
Cash interest expense	(5,269)	(4,316)
(Gain) loss on sale of assets, net	—	(2)
Estimated replacement capital expenditures[1]	(2,750)	(3,250)
Cash paid to noncontrolling interests	—	(52)
Preferred unit distributions	(5,250)	(5,275)
Distributable cash flow	$81,359	$83,416

[1]	The Board established a replacement capital expenditure estimate of $13.0 million for the period of April 1, 2017 to March 31, 2018 and $11.0 million for the period of April 1, 2018 to March 31, 2019.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended March 31,
	2019	2018	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,108	1,190	(82)	(6.9)%
Natural gas (MMcf)[1]	18,615	15,742	2,873	18.3%
Equivalents (MBoe)	4,211	3,814	397	10.4%
Equivalents/day (MBoe)	46.8	42.4	4.4	10.4%
Revenue:
Oil and condensate sales	$57,704	$72,983	$(15,279)	(20.9)%
Natural gas and natural gas liquids sales[1]	61,640	53,245	8,395	15.8%
Lease bonus and other income	5,645	4,599	1,046	22.7%
Revenue from contracts with customers	124,989	130,827	(5,838)	(4.5)%
Gain (loss) on commodity derivative instruments	(41,183)	(16,333)	(24,850)	152.1%
Total revenue	$83,806	$114,494	$(30,688)	(26.8)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$52.08	$61.33	$(9.25)	(15.1)%
Natural gas ($/Mcf)[1]	3.31	3.38	(0.07)	(2.1)%
Equivalents ($/Boe)	$28.34	$33.10	$(4.76)	(14.4)%
Operating expenses:
Lease operating expense	$5,292	$4,248	$1,044	24.6%
Production costs and ad valorem taxes	14,592	14,925	(333)	(2.2)%
Exploration expense	4	3	1	NM2
Depreciation, depletion, and amortization	27,833	28,570	(737)	(2.6)%
General and administrative	21,214	18,521	2,693	14.5%

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
Revenue
Total revenue for the quarter ended March 31, 2019 decreased compared to the quarter ended March 31, 2018. The decrease in total revenue from the corresponding prior period is primarily due to an increased loss from our commodity derivative instruments, decreased oil and condensate production volumes, lower realized oil and condensate commodity prices, and certain adjustments related to our year-end receivable balances which lowered reported production by approximately 2.0 MBoe/d and reduced revenue for the first quarter by approximately $6.2 million. The overall decrease in total revenue was partially offset by an increase in natural gas and NGL sales as a result of increased natural gas production volumes.
Oil and condensate sales. Oil and condensate sales during the current quarter were lower than the first quarter of 2018 primarily due to decreased production volumes (including the impact of certain adjustments related to our year-end receivable balances) and lower realized commodity prices. Our mineral and royalty interest oil and condensate volumes decreased 4% in the first quarter of 2019 relative to the corresponding period in 2018, primarily driven by production decreases in the Bakken/Three Forks play. Our mineral and royalty interest oil and condensate volumes accounted for 92% and 89% of total oil and condensate volumes for the quarters ended March 31, 2019 and 2018, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the current quarter were higher than the first quarter of 2018 primarily due to increased production volumes (partially offset by the impact of certain adjustments related to our year-end receivable balances), largely in the Haynesville/Bossier play, as well as in the Midland and Delaware Basins. Mineral and royalty interest production accounted for 64% and 57% of our natural gas volumes for the quarters ended March 31, 2019 and 2018, respectively. The increase in production volumes was partially offset by a decrease in commodity prices between the comparative periods.
Gain (loss) on commodity derivative instruments. During the first quarter of 2019, we recognized an increased loss from our commodity derivative instruments compared to the same period in 2018. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. The increased loss from our commodity derivative instruments from the corresponding prior period is primarily due to unrealized losses related to our oil commodity contracts. In the first quarter of 2019 we recognized $39.3 million of net losses from our oil commodity contracts, which included cash receipts of $4.6 million, compared to $14.5 million of recognized net losses in the same period in 2018.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2019 was higher than the same period in 2018. Leasing activity in the Woodbine, Haynesville Shale, and Wolfcamp trends made up the majority of lease bonus revenue in the first quarter of 2019.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased for the quarter ended March 31, 2019 as compared to the same period in 2018, primarily due to higher workover and other service-related expenses on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2019, production costs and ad valorem taxes decreased as compared to the quarter ended March 31, 2018, as a result of tax credits received during the period, lower commodity prices, and the impact of certain adjustments related to our year-end receivable balances, partially offset by increased natural gas production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was a deminimus amount for the three months ended March 31, 2019 and 2018.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended March 31, 2019 as compared to the same period in 2018, primarily due to the impact of lower depletion rates partially offset by higher production.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2019, general and administrative expenses increased as compared to the same period in 2018, primarily due to higher costs associated with our incentive compensation plans period over period.

Interest expense. Interest expense was higher in the first quarter of 2019 due to increased borrowings under our Credit Facility and higher interest rates. Average outstanding borrowings during the first quarter of 2019 were higher than the first quarter of 2018 due to the funding of acquisitions in 2019 and 2018.
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
The Board has adopted a policy pursuant to which, at a minimum, distributions will be paid on each common and subordinated unit for each quarter to the extent we have sufficient cash generated from our operations after establishment of cash reserves, if any, and after we have made the required distributions to the holders of our outstanding preferred units. However, we do not have a legal or contractual obligation to pay distributions on our common and subordinated units quarterly or on any other basis, and there is no guarantee that we will pay distributions to our common and subordinated unitholders in any quarter. Our minimum quarterly distribution provides the common unitholders a specified priority right to distributions over the subordinated unitholders. The priority right will cease to exist upon full conversion of the subordinated units to common units, which will occur the first business day after the payment of the current quarter distribution, which is payable on May 23, 2019. The Board may change the foregoing distribution policy at any time and from time to time.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change

	(in thousands)
Cash flows provided by operating activities	$90,174	$76,474	$13,700
Cash flows used in investing activities	(24,379)	(60,166)	35,787
Cash flows used in financing activities	(66,962)	(15,653)	(51,309)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. The increase in cash flows from operations was primarily due to a net increase in cash flows from changes in operating assets and liabilities for the three months ended March 31, 2019 compared to a net decrease for the same period of 2018 and net cash received on settlement of commodity derivative instruments for the three months ended March 31, 2019 compared to cash paid for the same period of 2018.
Investing Activities. Net cash used in investing activities decreased in the first three months of 2019 as compared to the corresponding period in 2018. The decrease was primarily due to reduced acquisitions and oil and natural gas property expenditures and higher proceeds received from our farmout agreements.
Financing Activities. Cash flows used in financing activities for the three months ended March 31, 2019 increased primarily due to increased distributions to common and subordinated unitholders, distributions to holders of Series B cumulative convertible preferred units, and decreased net borrowings under our Credit Facility.

Development Capital Expenditures
Our 2019 total development capital expenditure budget associated with our non-operated working interests is expected to be approximately $10.0 million, net of farmout reimbursements, of which $2.4 million has been invested in the three months ended March 31, 2019. The majority of this capital will be spent for workovers on existing wells in which we own a working interest, or for acquiring new leasehold acreage for subsequent farmout in the Haynesville/Bossier play
Acquisitions
We spent approximately $20.0 million and issued common units valued at $0.9 million during the three months ended March 31, 2019 related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties. See Note 4 – Oil and Natural Gas Properties Acquisitions to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Credit Facility
Pursuant to our $1.0 billion Credit Facility, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Effective May 4, 2018, the borrowing base was increased to $600.0 million with our spring 2018 redetermination, and effective October 31, 2018, the borrowing base was further increased to $675.0 million with our fall 2018 redetermination. Our Credit Facility terminates on November 1, 2022. As of March 31, 2019, we had outstanding borrowings of $435.0 million at a weighted-average interest rate of 4.75%.
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
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. Prior to October 31, 2018, the applicable margin ranged from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, depending on the borrowings outstanding in relation to the borrowing base. Effective October 31, 2018, the applicable margin for the alternative base rate was reduced to between 0.75% and 1.75% and the applicable margin for LIBOR was reduced to between 1.75% and 2.75%.
We are obligated to pay a quarterly commitment fee ranging from a 0.375% to 0.500% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing base. Principal may be optionally repaid from time to time without premium or penalty, other than customary LIBOR breakage, and is required to be paid (a) if the amount outstanding exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise, in some cases subject to a cure period, or (b) at the maturity date. Our Credit Facility is secured by liens on substantially all of our oil and natural gas production and assets.
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2019, we were in compliance with all debt covenants.
Contractual Obligations
As of March 31, 2019, there have been no material changes to our contractual obligations previously disclosed in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of March 31, 2019, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2018 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended March 31, 2019 by 10%. This results in an approximate 2% reduction of proved reserve volumes as compared to the unadjusted March 31, 2019 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2019, we had nine counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of March 31, 2019, we had $435.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 4.75%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.1 million for the three months ended March 31, 2019, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2018 Annual Report on Form 10-K. There has been no material change in our risk factors from those described in our 2018 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2019, we closed on purchases of certain mineral and royalty interests using an aggregate of 57,356 common units valued at $0.9 million to partially fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following tables set forth our purchases of our common units for each month during the three months ended
March 31, 2019:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	187,821	$15.98	—	$72,992,543
February 1 - February 28, 2019	341,387	17.76	—	72,992,543
March 1 - March 31, 2019	59,215	17.68	—	72,992,543

[1]	Consists of units withheld to satisfy tax withholding obligations upon the vesting of certain restricted common units held by our executive officers and certain other employees.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 7, 2019	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)