Form 10-Q
period 2019-06-30
Black Stone Minerals, L.P.
filed 2019-08-06
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ to _______________
Commission File Number: 001-37362

Black Stone Minerals, L.P.
(Exact name of registrant as specified in its charter)

Delaware		47-1846692
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 2020		77002
Houston,	Texas
(Address of principal executive offices)		(Zip code)

(713)	445-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	BSM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 30, 2019, there were 205,961,594 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,906	$5,414
Accounts receivable	95,958	113,148
Commodity derivative assets	24,441	37,970
Prepaid expenses and other current assets	1,977	1,001
TOTAL CURRENT ASSETS	126,282	157,533
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,089,576 and $1,063,883 at June 30, 2019 and December 31, 2018, respectively	3,501,789	3,441,188
Accumulated depreciation, depletion, amortization, and impairment	(1,921,674)	(1,865,692)
Oil and natural gas properties, net	1,580,115	1,575,496
Other property and equipment, net of accumulated depreciation of $11,267 and $11,048 at June 30, 2019 and December 31, 2018, respectively	2,319	385
NET PROPERTY AND EQUIPMENT	1,582,434	1,575,881
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	15,839	16,710
TOTAL ASSETS	$1,724,555	$1,750,124
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,911	$4,149
Accrued liabilities	39,105	60,089
Other current liabilities	957	528
TOTAL CURRENT LIABILITIES	45,973	64,766
LONG–TERM LIABILITIES
Credit facility	436,000	410,000
Accrued incentive compensation	1,395	1,813
Commodity derivative liabilities	45	—
Asset retirement obligations	15,377	14,948
Other long-term liabilities	81,750	55,973
TOTAL LIABILITIES	580,540	547,500
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at June 30, 2019 and December 31, 2018, respectively	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 205,956 and 108,363 units outstanding at June 30, 2019 and December 31, 2018, respectively	845,654	714,823
Partners' equity – subordinated units, zero and 96,329 units outstanding at June 30, 2019 and December 31, 2018, respectively	—	189,440
TOTAL EQUITY	845,654	904,263
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,724,555	$1,750,124
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Oil and condensate sales	$74,072	$77,225	$131,776	$150,208
Natural gas and natural gas liquids sales	53,642	53,854	115,282	107,099
Lease bonus and other income	6,717	11,577	12,362	16,176
Revenue from contracts with customers	134,431	142,656	259,420	273,483
Gain (loss) on commodity derivative instruments	29,187	(33,347)	(11,996)	(49,680)
TOTAL REVENUE	163,618	109,309	247,424	223,803
OPERATING (INCOME) EXPENSE
Lease operating expense	3,849	4,290	9,141	8,538
Production costs and ad valorem taxes	14,450	14,373	29,042	29,298
Exploration expense	304	6,745	308	6,748
Depreciation, depletion, and amortization	29,725	30,292	57,558	58,862
General and administrative	14,347	19,812	35,561	38,333
Accretion of asset retirement obligations	277	273	554	542
(Gain) loss on sale of assets, net	—	—	—	(2)
TOTAL OPERATING EXPENSE	62,952	75,785	132,164	142,319
INCOME (LOSS) FROM OPERATIONS	100,666	33,524	115,260	81,484
OTHER INCOME (EXPENSE)
Interest and investment income	47	37	93	70
Interest expense	(5,652)	(5,280)	(11,177)	(9,801)
Other income (expense)	26	409	(72)	(1,106)
TOTAL OTHER EXPENSE	(5,579)	(4,834)	(11,156)	(10,837)
NET INCOME (LOSS)	95,087	28,690	104,104	70,647
Net (income) loss attributable to noncontrolling interests	—	48	—	22
Distributions on Series A redeemable preferred units	—	—	—	(25)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(10,500)	(10,500)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$89,837	$23,488	$93,604	$60,144
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	67,718	17,540	69,611	41,877
Subordinated units	22,119	5,948	23,993	18,267
	$89,837	$23,488	$93,604	$60,144
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.45	$0.17	$0.54	$0.40
Weighted average common units outstanding (basic)	150,101	105,250	129,873	104,516
Per subordinated unit (basic)	$0.39	$0.06	$0.32	$0.19
Weighted average subordinated units outstanding (basic)	56,104	96,329	76,105	95,864
Per common unit (diluted)	$0.44	$0.17	$0.54	$0.40
Weighted average common units outstanding (diluted)	165,070	105,250	129,873	104,516
Per subordinated unit (diluted)	$0.39	$0.06	$0.32	$0.19
Weighted average subordinated units outstanding (diluted)	56,104	96,329	76,105	95,864
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Total equity
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$904,263
Repurchases of common and subordinated units	(588)	—	(10,110)	—	(10,110)
Issuance of common units, net of offering costs	—	—	(43)	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	943
Restricted units granted, net of forfeitures	1,545	—	—	—	—
Equity–based compensation	—	—	13,669	—	13,669
Distributions	—	—	(40,275)	(35,642)	(75,917)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,044)	—	(1,044)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	7,155	1,862	9,017
BALANCE AT MARCH 31, 2019	109,377	96,329	$679,868	$155,660	$835,528
Conversion of subordinated units	96,329	(96,329)	142,149	(142,149)	—
Repurchases of common and subordinated units	(377)	—	(6,164)	—	(6,164)
Restricted units granted, net of forfeitures	627	—	—	—	—
Equity–based compensation	—	—	3,332	—	3,332
Distributions	—	—	(40,471)	(35,642)	(76,113)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(766)	—	(766)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	72,956	22,131	95,087
BALANCE AT JUNE 30, 2019	205,956	—	$845,654	$—	$845,654
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Non-Controlling Interests	Total equity
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(451)	(23)	(8,099)	(342)	—	(8,441)
Issuance of common units, net of offering costs	8	—	138	—	—	138
Restricted units granted, net of forfeitures	1,177	—	—	—	—	—
Equity–based compensation[1]	—	—	18,075	219	—	18,294
Distributions	—	—	(32,581)	(19,912)	(52)	(52,545)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(661)	—	—	(661)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	—	(5,250)
Net income (loss)	—	—	29,592	12,338	27	41,957
BALANCE AT MARCH 31, 2018	104,926	96,329	$614,815	$170,179	$842	$785,836
Repurchases of common and subordinated units	(35)	—	(630)	—	—	(630)
Issuance of common units, net of offering costs	509	—	8,929	—	—	8,929
Restricted units granted, net of forfeitures	94	—	—	—	—	—
Equity–based compensation[1]	—	—	8,521	—	—	8,521
Distributions	—	—	(33,011)	(20,109)	(62)	(53,182)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(643)	—	—	(643)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	—	(5,250)
Net income (loss)	—	—	22,798	5,941	(49)	28,690
BALANCE AT JUNE 30, 2018	105,494	96,329	$615,529	$156,011	$731	$772,271

[1]
The change in Partners' equity for equity-based compensation during the six-month period ended June 30, 2018 was incorrectly allocated between Partners' equity - common units and Partners' equity - subordinated units in the Partnership's prior reports. The Partnership concluded that this error was not material to any of the prior reporting periods. As such, the revision for this correction has been made to the prior periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$104,104	$70,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	57,558	58,862
Accretion of asset retirement obligations	554	542
Amortization of deferred charges	516	422
(Gain) loss on commodity derivative instruments	11,996	49,680
Net cash (paid) received on settlement of commodity derivative instruments	4,674	(10,665)
Equity-based compensation	13,039	15,350
Exploratory dry hole expense	3	6,743
Deferred rent	—	321
(Gain) loss on sale of assets, net	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	17,212	(17,915)
Prepaid expenses and other current assets	(976)	(428)
Accounts payable, accrued liabilities, and other	(7,405)	2,826
Settlement of asset retirement obligations	(299)	(57)
NET CASH PROVIDED BY OPERATING ACTIVITIES	200,976	176,326
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(40,676)	(56,069)
Additions to oil and natural gas properties	(50,121)	(73,675)
Additions to oil and natural gas properties leasehold costs	(871)	(3,799)
Purchases of other property and equipment	(2,152)	(5)
Proceeds from the sale of oil and natural gas properties	320	1,255
Proceeds from farmouts of oil and natural gas properties	47,487	41,034
NET CASH USED IN INVESTING ACTIVITIES	(46,013)	(91,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	(43)	9,067
Distributions to common and subordinated unitholders	(152,030)	(105,785)
Distributions to Series A redeemable preferred unitholders	—	(690)
Distributions to Series B cumulative convertible preferred unitholders	(10,500)	(7,175)
Distributions to noncontrolling interests	—	(114)
Distribution equivalents paid	(2,982)	—
Redemptions of Series A redeemable preferred units	—	(2,115)
Repurchases of common and subordinated units	(16,916)	(9,071)
Borrowings under credit facility	172,500	175,000
Repayments under credit facility	(146,500)	(142,000)
Debt issuance costs and other	—	(755)
NET CASH USED IN FINANCING ACTIVITIES	(156,471)	(83,638)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,508)	1,429
CASH AND CASH EQUIVALENTS – beginning of the period	5,414	5,642
CASH AND CASH EQUIVALENTS – end of the period	$3,906	$7,071
SUPPLEMENTAL DISCLOSURE
Interest paid	$10,618	$9,364
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
The Partnership evaluates the significant terms of its investments to determine the method of accounting to be applied to each respective investment. Investments in which the Partnership has less than a 20% ownership interest and does not have control or exercise significant influence are accounted for using fair value or cost minus impairment if fair value is not readily determinable. Investments in which the Partnership exercises control are consolidated, and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Partnership, are presented as a separate component of net income (loss) and equity in the accompanying unaudited interim consolidated financial statements.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2018 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2019, with the exception of ASC 842, as defined below.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	June 30, 2019	December 31, 2018

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$89,727	$107,804
Other	6,231	5,344
Total accounts receivable	$95,958	$113,148

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), that supersedes Accounting Standards Codification ("ASC") 840, Leases by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet. See Note 3 - Impact of ASC 842 Adoption for further details related to the Partnership's adoption of this standard.
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
NOTE 3 — IMPACT OF ASC 842 ADOPTION
Leases
On January 1, 2019, the Partnership adopted ASC 842 using the modified retrospective method. ASC 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. The Partnership used January 1, 2019, the beginning of the period of adoption, as its date of initial application. The Partnership elected the package of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.
The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019. ROU assets and operating lease liabilities were less than 1% of the Partnership's total assets as of June 30, 2019 and were not considered material to the Partnership. There was no related impact on the consolidated statement of operations. The standard had no impact on the Partnership’s debt covenant compliance under existing agreements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of June 30, 2019, none of the Partnership’s leases were classified as financing leases.
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
NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
2019 Acquisitions
During the six months ended June 30, 2019, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $41.6 million.
Acquisitions that were considered business combinations were primarily located in the Permian Basin. These acquisitions were funded with borrowings under the Credit Facility (as defined in Note 7 - Credit Facility) and funds from operating activities. Acquisition related costs of less than $0.1 million were expensed and included in the General and administrative line item of the consolidated statement of operations for the six months ended June 30, 2019. The following table summarizes these acquisitions which were considered business combinations:

	Assets Acquired				Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash
	(in thousands)
February	$173	$8,437	$1	$8,611	$8,611
March	24	—	—	24	24
June	527	3,268	—	3,795	3,795
Total fair value	$724	$11,705	$1	$12,430	$12,430

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the six months ended June 30, 2019, the Partnership acquired mineral and royalty interests that consisted of substantially all unproved oil and natural gas properties from various sellers for an aggregate of $29.2 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $28.3 million was funded with borrowings under the Credit Facility and funds from operating activities, and $0.9 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
2018 Acquisitions

During the year ended December 31, 2018, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $149.9 million.
Acquisitions that were considered business combinations were primarily located in the Permian Basin. The cash portion of the consideration paid for these acquisitions was funded with borrowings under the Credit Facility and funds from operating activities. Acquisition related costs of $0.2 million were expensed and included in the General and administrative line item of the consolidated statement of operations for the year ended December 31, 2018. The following table summarizes these acquisitions which were considered business combinations:

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

In addition, during 2018, the Partnership acquired mineral and royalty interests that consisted of substantially all unproved oil and natural gas properties from various sellers for an aggregate of $58.2 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $57.6 million was funded with borrowings under the Credit Facility and funds from operating activities, and $0.6 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.

During 2018, the Partnership acquired the remaining noncontrolling interest in certain subsidiaries for $1.7 million in cash and merged the subsidiaries into its existing structure.
Farmout Agreements
Canaan Farmout
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc., a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. A total of 20 wells were drilled over an initial phase, beginning with wells spud after January 1, 2017. Canaan elected to participate in an additional phase that began in September 2018 and continues for the lesser of 2 years or until 20 wells have been drilled. After the completion of the second phase, Canaan will have the option to elect to participate in a similar third phase. During the first three phases of the agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership receives an overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement. From the inception of the agreement through June 30, 2019, the Partnership has received $89.2 million from Canaan under the agreement. When working interests in farmout wells are assigned to Canaan, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of June 30, 2019, the Partnership had assigned to Canaan working interests in certain wells drilled and completed, and as such, $0.9 million of the farmout reimbursements received from Canaan are included in the Other long-term liabilities line item of the consolidated balance sheet.
Pivotal Farmout
On November 21, 2017, the Partnership entered into a farmout agreement with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas, targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal will earn the Partnership's remaining working interest in wells operated by XTO Energy Inc. in San Augustine County, Texas not covered by the Canaan Farmout (10% working interest on an 8/8th basis), as well as 100% of the Partnership's working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by its other major operator in San Augustine and Angelina counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Pivotal will fund designated groups of wells. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. From the inception of the agreement through June 30, 2019, the Partnership received $102.0 million from Pivotal under the agreement. When working interests in farmout wells are assigned to Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of June 30, 2019, the Partnership had assigned to Pivotal working interests in certain wells drilled and completed, and as such, $75.0 million of the farmout reimbursements received from Pivotal are included in the Other long-term liabilities line item of the consolidated balance sheet.
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
As of June 30, 2019, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2019, the Partnership had nine counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		June 30, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$26,959	$(2,518)	$24,441
Long-term asset	Deferred charges and other long-term assets	7,932	(960)	6,972
Total assets		$34,891	$(3,478)	$31,413
Liabilities:
Current liability	Commodity derivative liabilities	$2,518	$(2,518)	$—
Long-term liability	Commodity derivative liabilities	1,005	(960)	45
Total liabilities		$3,523	$(3,478)	$45

		December 31, 2018
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$38,746	$(776)	$37,970
Long-term asset	Deferred charges and other long-term assets	11,518	(1,450)	10,068
Total assets		$50,264	$(2,226)	$48,038
Liabilities:
Current liability	Commodity derivative liabilities	$776	$(776)	$—
Long-term liability	Commodity derivative liabilities	1,450	(1,450)	—
Total liabilities		$2,226	$(2,226)	$—

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2019	2018	2019	2018
	(in thousands)
Beginning fair value of commodity derivative instruments	$5,112	$(16,986)	$48,038	$(5,028)
Gain (loss) on oil derivative instruments	7,905	(30,018)	(31,356)	(44,494)
Gain (loss) on natural gas derivative instruments	21,282	(3,329)	19,360	(5,186)
Net cash paid (received) on settlements of oil derivative instruments	1,745	9,380	(2,810)	14,528
Net cash paid (received) on settlements of natural gas derivative instruments	(4,676)	(3,090)	(1,864)	(3,863)
Net change in fair value of commodity derivative instruments	26,256	(27,057)	(16,670)	(39,015)
Ending fair value of commodity derivative instruments	$31,368	$(44,043)	$31,368	$(44,043)

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of June 30, 2019:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2019
Second Quarter	285,000	$58.72	$52.82	$65.58
Third Quarter	855,000	58.37	52.82	63.75
Fourth Quarter	855,000	58.37	52.82	63.75
2020
First Quarter	390,000	$56.97	$54.92	$58.65
Second Quarter	390,000	56.97	54.92	58.65
Third Quarter	390,000	56.97	54.92	58.65
Fourth Quarter	390,000	56.97	54.92	58.65

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2019
Second Quarter	20,000	$65.00	$74.00
Third Quarter	60,000	65.00	74.00
Fourth Quarter	60,000	65.00	74.00
2020
First Quarter	210,000	$56.43	$67.14
Second Quarter	210,000	56.43	67.14
Third Quarter	210,000	56.43	67.14
Fourth Quarter	210,000	56.43	67.14
The Partnership had the following open derivative contracts for natural gas as of June 30, 2019:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2019
Third Quarter	14,640,000	$2.96	$2.81	$3.20
Fourth Quarter	14,640,000	2.96	2.81	3.20
2020
First Quarter	8,190,000	$2.73	$2.72	$2.74
Second Quarter	8,190,000	2.73	2.72	2.74
Third Quarter	8,280,000	2.73	2.72	2.74
Fourth Quarter	8,280,000	2.73	2.72	2.74

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership entered into the following derivative contracts for oil subsequent to June 30, 2019:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2020
First Quarter	120,000	$57.68	$57.66	$57.70
Second Quarter	120,000	57.68	57.66	57.70
Third Quarter	120,000	57.68	57.66	57.70
Fourth Quarter	120,000	57.68	57.66	57.70

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2019 or the year ended December 31, 2018.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of June 30, 2019 and December 31, 2018 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of June 30, 2019
Financial Assets
Commodity derivative instruments	$—	$34,891	$—	$(3,478)	$31,413
Financial Liabilities
Commodity derivative instruments	$—	$3,523	$—	$(3,478)	$45
As of December 31, 2018
Financial Assets
Commodity derivative instruments	$—	$50,264	$—	$(2,226)	$48,038
Financial Liabilities
Commodity derivative instruments	$—	$2,226	$—	$(2,226)	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership’s fair value assessments for recent acquisitions are included in Note 4 – Oil and Natural Gas Properties.
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when assessing for impairment. Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compares the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate.
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of June 30, 2019 or December 31, 2018.
There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the six months ended June 30, 2019 and 2018.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2022. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. Effective May 4, 2018, the borrowing base redetermination increased the borrowing base from $550.0 million to $600.0 million, effective October 31, 2018, the borrowing base was further increased to $675.0 million, and effective May 15, 2019, the borrowing base was reaffirmed at $675.0 million.
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
The weighted-average interest rate of the Credit Facility was 4.66% and 4.76% as of June 30, 2019 and December 31, 2018, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of June 30, 2019, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $436.0 million and $410.0 million at June 30, 2019 and December 31, 2018, respectively. The unused portion of the available borrowings under the Credit Facility were $239.0 million and $265.0 million at June 30, 2019 and December 31, 2018, respectively.
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
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan Royalty, LLC, now NAMP Holdings, LLC, on November 28, 2017 from Noble Energy US Holdings, LLC, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 45.33% and 42.63% of the minerals interests held of record by Holdings and Temin, respectively. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of June 30, 2019, the Partnership had not received notice from any co-owners to exercise their repurchase option, and as such, no liability was recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of June 30, 2019 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 9 — INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Cash—short and long-term incentive plans	$1,471	$1,568	$3,243	$3,202
Equity-based compensation—restricted common and subordinated units	2,591	3,371	5,610	6,776
Equity-based compensation—restricted performance units	637	5,173	6,257	7,415
Board of Directors incentive plan	587	581	1,172	1,160
Total incentive compensation expense	$5,286	$10,693	$16,282	$18,553

NOTE 10 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of June 30, 2019 and December 31, 2018, there were no Series A redeemable preferred units outstanding. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of June 30, 2019 and December 31, 2018. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
NOTE 11 — EARNINGS PER UNIT
The Partnership applies the two-class method for purposes of calculating earnings per unit (“EPU”). The holders of the Partnership’s restricted common units have all the rights of a unitholder, including non-forfeitable distribution rights. As participating securities, the restricted common units are included in the calculation of basic earnings per unit. For the periods presented, the amount of earnings allocated to these participating units was not material.
Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period.
The Partnership assesses the Series B cumulative convertible preferred units on an as-converted basis for the purpose of calculating diluted EPU. For the three months ended June 30, 2019, there were 15.0 million common units related to the Partnership's Series B cumulative convertible preferred units included in the calculation of diluted EPU. For the six months ended June 30, 2019 and the three and six months ended June 30, 2018, there were no common units related to the Partnership's Series B cumulative convertible preferred units included in the calculation of diluted EPU.
The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2019 and 2018, there were no units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$95,087	$28,690	$104,104	$70,647
Net (income) loss attributable to noncontrolling interests	—	48	—	22
Distributions on Series A redeemable preferred units	—	—	—	(25)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(10,500)	(10,500)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	89,837	23,488	93,604	60,144
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	67,718	17,540	69,611	41,877
Subordinated units	22,119	5,948	23,993	18,267
	$89,837	$23,488	$93,604	$60,144
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	150,101	105,250	129,873	104,516
Effect of dilutive securities	14,969	—	—	—
Weighted average common units outstanding (diluted)	165,070	105,250	129,873	104,516
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	56,104	96,329	76,105	95,864
Effect of dilutive securities	—	—	—	—
Weighted average subordinated units outstanding (diluted)	56,104	96,329	76,105	95,864
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.45	$0.17	$0.54	$0.40
Per subordinated unit (basic)	0.39	0.06	0.32	0.19
Per common unit (diluted)[1]	0.44	0.17	0.54	0.40
Per subordinated unit (diluted)	0.39	0.06	0.32	0.19

[1]	For the three months ended June 30, 2019, diluted net income (loss) attributable to common units includes distributions on Series B cumulative convertible preferred units of $5.3 million.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Potentially dilutive securities (common units):
Series A redeemable preferred units on an as-converted basis	—	—	—	189
Series B cumulative convertible preferred units on an as-converted basis	—	14,969	14,969	14,969
	—	14,969	14,969	15,158
Potentially dilutive securities (subordinated units):
Series A redeemable preferred units on an as-converted basis	—	—	—	247
	—	—	—	247

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

Prior to the end of the subordination period (as defined in the Partnership agreement), the holders of common units and subordinated units were each entitled to participate in distributions and exercise the rights and privileges provided to limited partners holding common units and subordinated units under the partnership agreement.

The partnership agreement generally provides that any distributions are paid each quarter in the following manner:

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

If the distributions to common and subordinated unitholders exceeded the applicable minimum quarterly distribution per unit, then such excess amounts were distributed pro rata on the common and subordinated units as if they were a single class. In connection with the expiration of the subordination period, each outstanding subordinated unit converted into one common unit on May 24, 2019 and the priority right of the common unitholders ceased to exist.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.3700	$0.3125	$0.7400	$0.6250
Per subordinated unit	0.3700	0.2087	0.7400	0.4175

End of the Subordination Period

The subordination period under the partnership agreement ended on the first business day after the Partnership earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there were no outstanding arrearages on the common units. This test was met upon the payment of the distribution for the first quarter of 2019. Accordingly, 96,328,836 subordinated units converted into 96,328,836 common units on May 24, 2019 and common units are no longer entitled to arrearages.

Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership repurchased a total of 136,665 common units for an aggregate cost of $2.2 million under this program for the six months ended June 30, 2019. As of June 30, 2019, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.

At-The-Market Offering Program

On May 26, 2017, the Partnership commenced an at-the-market offering program (the “ATM Program”) and in connection therewith entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and UBS Securities LLC, as Sales Agents (each a “Sales Agent” and collectively the “Sales Agents”). Pursuant to the terms of the ATM Program, the Partnership may sell, from time to time through the Sales Agents, the Partnership’s common units representing limited partner interests having an aggregate offering amount of up to $100,000,000. Sales of common units, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2019, the Partnership sold no common units under the ATM Program. For the six months ended June 30, 2018, the Partnership sold 516,639 common units under the ATM program for net proceeds of $9.1 million. As of June 30, 2019, the Partnership has raised net proceeds of $73.0 million under the ATM Program since inception.
NOTE 13 — SUBSEQUENT EVENTS
On July 25, 2019, the Board approved a distribution for the three months ended June 30, 2019 of $0.37 per common unit. Distributions will be payable on August 22, 2019 to unitholders of record at the close of business on August 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2018 Annual Report on Form 10-K.
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
As of June 30, 2019, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 60,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Acquisitions
In the first half of 2019, we acquired mineral and royalty interests primarily in the Permian Basin and in East Texas for aggregate consideration of $40.7 million in cash and $0.9 million in our common units. Additional information regarding acquisitions is contained in Note 4 – Oil and Natural Gas Properties to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
End of the Subordination Period
The subordination period under the partnership agreement ended on the first business day after we earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there were no outstanding arrearages on the common units. This test was met upon the payment of the distribution for the first quarter of 2019. Accordingly, our 96,328,836 subordinated units converted into 96,328,836 common units on May 24, 2019 and common units are no longer entitled to arrearages.
Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. We have repurchased a total of

136,665 common units for an aggregate cost of $2.2 million under this program for the six months ended June 30, 2019. The repurchase program is funded from our cash on hand or availability on the Credit Facility. Any repurchased units are canceled.

Shelby Trough Update

We expect drilling activity to slow temporarily on our Shelby Trough acreage in East Texas, in part due to the current natural gas price environment. XTO Energy Inc. has informed us that it intends to complete previously drilled wells and, due to constraints in gathering and treating capacity, will pause new drilling activity in the area until the third quarter of 2020. In addition, BPX Energy (“BPX”) recently decided to limit its Shelby Trough drilling activity to a specific area encompassing approximately 17,000 gross acres. Under the terms of our development agreement with BPX, which requires continuous drilling activity to hold acreage, BPX has released over 100,000 gross acres. Much of this area has been delineated through BPX’s drilling to date with successful wells in both the Haynesville and Bossier shales, and we intend to place it with another operator or operators.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The U.S. Energy Information Administration ("EIA") forecasts that the WTI spot oil price will average $59.58 per Bbl in 2019 and $63.00 per Bbl in 2020 and that the Henry Hub spot natural gas prices will average $2.62 per MMBtu in 2019 and $2.77 per MMBtu in 2020.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2019		2018
Benchmark Prices[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$58.20	$60.19	$74.13	$64.87
Henry Hub spot natural gas ($/MMBtu)	$2.42	$2.73	$2.96	$2.81

[1]	Source: EIA
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2019		2018
U.S. Rotary Rig Count[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
Oil	793	816	858	797
Natural gas	173	190	187	194
Other	1	—	2	2
Total	967	1,006	1,047	993

[1]	Source: Baker Hughes Incorporated
Natural Gas Storage
A substantial portion of our revenue is derived from sales of oil production attributable to our interests; however, the majority of our production is natural gas. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. Based on a forecast of relatively normal U.S. temperatures in the third quarter and a forecast of growing natural gas production, the EIA expects that U.S. inventories will reach 3.8 trillion cubic feet at the end of October, which would be 17% higher than October 2018 levels and 2% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2019		2018
Region[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
East	526	210	460	229
Midwest	568	241	455	266
Mountain	134	64	139	87
Pacific	255	113	257	166
South Central	907	502	841	606
Total	2,390	1,130	2,152	1,354

[1]	Source: EIA
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil and natural gas produced;

•	commodity prices including the effect of derivative instruments; and

•	Adjusted EBITDA and Distributable cash flow.
Volumes of Oil and Natural Gas Produced
In order to track and assess the performance of our assets, we monitor and analyze our production volumes from the various basins and plays that constitute our extensive asset base. We also regularly compare projected volumes to actual reported volumes and investigate unexpected variances.
Commodity Prices
Factors Affecting the Sales Price of Oil and Natural Gas
The prices we receive for oil, natural gas, and natural gas liquids (“NGLs”) vary by geographical area. The relative prices of these products are determined by the factors affecting global and regional supply and demand dynamics, such as economic conditions, production levels, availability of transportation, weather cycles, and other factors. In addition, realized prices are influenced by product quality and proximity to consuming and refining markets. Any differences between realized prices and New York Mercantile Exchange ("NYMEX") prices are referred to as differentials. All our production is derived from properties located in the United States.

•
Oil. The substantial majority of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. NYMEX light sweet crude oil, commonly referred to as West Texas

Intermediate ("WTI"), is the prevailing domestic oil pricing index. The majority of our oil production is priced at the prevailing market price with the final realized price affected by both quality and location differentials.
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
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of June 30, 2019 are detailed in Note 5 – Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of June 30, 2019, we have hedged 91% and 72% of our available oil and condensate hedge volumes for 2019 and 2020, respectively.  Also, we have hedged 86% and 50% of our available natural gas hedge volumes for 2019 and 2020, respectively.

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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, and non-cash equity-based compensation. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, estimated replacement capital expenditures during the subordination period, cash interest expense, and distributions to noncontrolling interests and preferred unitholders.
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
The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Net income (loss)	$95,087	$28,690	$104,104	$70,647
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	29,725	30,292	57,558	58,862
Interest expense	5,652	5,280	11,177	9,801
Income tax expense (benefit)	35	(446)	166	1,061
Accretion of asset retirement obligations	277	273	554	542
Equity–based compensation	3,816	9,124	13,039	15,350
Unrealized (gain) loss on commodity derivative instruments	(26,256)	27,057	16,670	39,015
Adjusted EBITDA	108,336	100,270	203,268	195,278
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	294	(1)	(10)	1,302
Cash interest expense	(5,392)	(4,969)	(10,661)	(9,285)
(Gain) loss on sale of assets, net	—	—	—	(2)
Estimated replacement capital expenditures[1]	—	(2,750)	(2,750)	(6,000)
Cash paid to noncontrolling interests	—	(62)	—	(114)
Preferred unit distributions	(5,250)	(5,250)	(10,500)	(10,525)
Distributable cash flow	$97,988	$87,238	$179,347	$170,654

[1]
The Board established a replacement capital expenditure estimate of $13.0 million for the period of April 1, 2017 to March 31, 2018 and $11.0 million for the period of April 1, 2018 to March 31, 2019. No replacement capital expenditure estimate will be established for periods subsequent to March 31, 2019.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended June 30,
	2019	2018	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,316	1,183	133	11.2%
Natural gas (MMcf)[1]	20,594	17,311	3,283	19.0%
Equivalents (MBoe)	4,748	4,068	680	16.7%
Equivalents/day (MBoe)	52.2	44.7	7.5	16.8%
Revenue:
Oil and condensate sales	$74,072	$77,225	$(3,153)	(4.1)%
Natural gas and natural gas liquids sales[1]	53,642	53,854	(212)	(0.4)%
Lease bonus and other income	6,717	11,577	(4,860)	(42.0)%
Revenue from contracts with customers	134,431	142,656	(8,225)	(5.8)%
Gain (loss) on commodity derivative instruments	29,187	(33,347)	62,534	187.5%
Total revenue	$163,618	$109,309	$54,309	49.7%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$56.30	$65.28	$(8.98)	(13.8)%
Natural gas ($/Mcf)[1]	2.60	3.11	(0.51)	(16.4)%
Equivalents ($/Boe)	$26.90	$32.22	$(5.32)	(16.5)%
Operating expenses:
Lease operating expense	$3,849	$4,290	$(441)	(10.3)%
Production costs and ad valorem taxes	14,450	14,373	77	0.5%
Exploration expense	304	6,745	(6,441)	(95.5)%
Depreciation, depletion, and amortization	29,725	30,292	(567)	(1.9)%
General and administrative	14,347	19,812	(5,465)	(27.6)%

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

Revenue
Total revenue for the quarter ended June 30, 2019 increased compared to the quarter ended June 30, 2018. The increase in total revenue was due to a gain on our commodity derivative instruments in the current quarter, compared to a loss in the second quarter of 2018. The overall increase in total revenue was partially offset by decreases in lease bonus and other income, oil and condensate sales, and natural gas and natural gas liquids sales.
Oil and condensate sales. Oil and condensate sales during the current quarter were lower than the second quarter of 2018 due to lower realized commodity prices partially offset by higher production volumes. Our mineral and royalty interest oil and condensate volumes increased 15% in the second quarter of 2019 relative to the corresponding period in 2018, primarily driven by production increases in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 93% and 90% of total oil and condensate volumes for the quarters ended June 30, 2019 and 2018, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the current quarter were lower than the second quarter of 2018 due to lower realized commodity prices partially offset by higher production volumes, largely in the

Haynesville/Bossier play, as well as in the Permian Basin. Mineral and royalty interest production accounted for 70% and 61% of our natural gas volumes for the quarters ended June 30, 2019 and 2018, respectively.
Gain (loss) on commodity derivative instruments. During the second quarter of 2019, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2018. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. The change in gain (loss) on commodity derivative instruments between the comparative periods is primarily due to an increase in the fair value of our oil and natural gas commodity contracts in the second quarter of 2019 compared to a decrease in fair value in the same period in 2018. For the three months ended June 30, 2019, we recognized $26.3 million of unrealized gains from our oil and natural gas commodity contracts, compared to $27.1 million of unrealized losses in the same period in 2018.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the second quarter of 2019 was lower than the same period in 2018. Leasing activity in the Permian Basin and the Wilcox trend made up the majority of lease bonus revenue in the second quarter of 2019, while a substantial portion of second quarter 2018 activity came from the Permian Basin, as well as the Austin Chalk, Bakken/Three Forks, and Haynesville/Bossier trends.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended June 30, 2019 as compared to the same period in 2018, primarily due to lower nonrecurring service-related expenses on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended June 30, 2019, production costs and ad valorem taxes increased as compared to the quarter ended June 30, 2018, as a result of increased oil and natural gas production volumes partially offset by lower commodity prices.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the three months ended June 30, 2019 primarily consisted of costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider. Exploration expense for the three months ended June 30, 2018 primarily related to the costs incurred on the Pepperjack B#1 well.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended June 30, 2019 as compared to the same period in 2018, primarily due to the impact of lower depletion rates partially offset by higher production.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended June 30, 2019, general and administrative expenses decreased as compared to the same period in 2018, primarily due to lower costs associated with our incentive compensation plans driven by a decrease in our common unit price period over period.

Interest expense. Interest expense was higher in the second quarter of 2019 primarily due to increased borrowings under our Credit Facility. Average outstanding borrowings during the second quarter of 2019 were higher than the second quarter of 2018 due to the funding of acquisitions in 2019 and 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Six Months Ended June 30,
	2019	2018	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,424	2,372	52	2.2%
Natural gas (MMcf)[1]	39,209	33,052	6,157	18.6%
Equivalents (MBoe)	8,959	7,881	1,078	13.7%
Equivalents/day (MBoe)	49.5	43.5	6.0	13.8%
Revenue:
Oil and condensate sales	$131,776	$150,208	$(18,432)	(12.3)%
Natural gas and natural gas liquids sales[1]	115,282	107,099	8,183	7.6%
Lease bonus and other income	12,362	16,176	(3,814)	(23.6)%
Revenue from contracts with customers	259,420	273,483	(14,063)	(5.1)%
Gain (loss) on commodity derivative instruments	(11,996)	(49,680)	37,684	75.9%
Total revenue	$247,424	$223,803	$23,621	10.6%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$54.37	$63.33	$(8.96)	(14.1)%
Natural gas ($/Mcf)[1]	2.94	3.24	(0.30)	(9.3)%
Equivalents ($/Boe)	$27.58	$32.65	$(5.07)	(15.5)%
Operating expenses:
Lease operating expense	$9,141	$8,538	$603	7.1%
Production costs and ad valorem taxes	29,042	29,298	(256)	(0.9)%
Exploration expense	308	6,748	(6,440)	(95.4)%
Depreciation, depletion, and amortization	57,558	58,862	(1,304)	(2.2)%
General and administrative	35,561	38,333	(2,772)	(7.2)%

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

Revenue
Total revenue for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018. The increase in total revenue from the corresponding prior period is primarily due to a decreased loss from our commodity derivative instruments and increased natural gas and natural gas liquids sales. The overall increase in total revenue was partially offset by decreases in oil and condensate sales and lease bonus and other income.
Oil and condensate sales. Oil and condensate sales during the six months ended June 30, 2019 were lower than the six months ended June 30, 2018 primarily due to lower realized commodity prices partially offset by increased production volumes. Our mineral and royalty interest oil and condensate volumes increased 6% in the six months ended June 30, 2019 relative to the corresponding period in 2018, primarily driven by production increases in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 93% and 90% of total oil and condensate volumes for the six months ended June 30, 2019 and 2018, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the six months ended June 30, 2019 were higher than the six months ended June 30, 2018 due to increased production volumes, largely in the Haynesville/Bossier play, as well as in the Permian Basin, partially offset by lower realized commodity prices. Mineral and royalty interest production accounted for 67% and 59% of our natural gas volumes for the six months ended June 30, 2019 and 2018, respectively.
Gain (loss) on commodity derivative instruments. During the six months ended June 30, 2019, we recognized a decreased loss from our commodity derivative instruments compared to the same period in 2018. The decreased loss from our commodity derivative instruments is primarily due to a lower net decrease in the fair value of our oil and natural gas commodity contracts in the second quarter of 2019 compared to the corresponding prior period. In the six months ended June 30, 2019 we recognized $16.7 million of unrealized losses from our oil and natural gas commodity contracts, compared to $39.0 million of unrealized losses in the same period in 2018.

Lease bonus and other income. Lease bonus and other income for the six months ended June 30, 2019 was lower than the same period in 2018. Leasing activity in the Permian Basin, as well as the Bakken/Three Forks, Wilcox, and Woodbine trends made up the majority of lease bonus revenue in the six months ended June 30, 2019, while a substantial portion of the activity in the corresponding prior period came from the Permian Basin, as well as the Canyon Lime, Cherry Canyon, Douglas, Eagle Ford, and Frio trends.
Operating and Other Expenses
Lease operating expense. Lease operating expense increased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to higher nonrecurring service-related expenses, including workovers, on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. For the six months ended June 30, 2019, production costs and ad valorem taxes decreased as compared to the six months ended June 30, 2018, as a result of tax credits received during the period and lower commodity prices, partially offset by increased oil and natural gas production volumes.
Exploration expense. Exploration expense for the six months ended June 30, 2019 primarily consisted of costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider. Exploration expense for the six months ended June 30, 2018 primarily related to the costs incurred on the Pepperjack B#1 well.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the impact of lower depletion rates partially offset by higher production.
General and administrative. For the six months ended June 30, 2019, general and administrative expenses decreased as compared to the same period in 2018, primarily due to lower costs associated with our incentive compensation plans driven by a decrease in our common unit price period over period.
Interest expense. Interest expense was higher in the six months ended June 30, 2019 primarily due to increased borrowings under our Credit Facility. Average outstanding borrowings during the six months ended June 30, 2019 were higher than the six months ended June 30, 2018 due to the funding of acquisitions in 2019 and 2018.

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
The Board has adopted a policy pursuant to which, at a minimum, distributions will be paid on each common unit for each quarter to the extent we have sufficient cash generated from our operations after establishment of cash reserves, if any, and after we have made the required distributions to the holders of our outstanding preferred units. However, we do not have a legal or contractual obligation to pay distributions on our common units quarterly or on any other basis, and there is no guarantee that we will pay distributions to our common unitholders in any quarter. The Board may change the foregoing distribution policy at any time and from time to time.
We intend to finance our future acquisitions with cash generated from operations, borrowings from our Credit Facility, and proceeds from any future issuances of equity and debt. Over the long-term, we intend to finance our working interest capital needs with our executed farmout agreements and internally-generated cash flows, although at times we may fund a portion of these expenditures through other financing sources such as borrowings under our Credit Facility. Replacement capital expenditures are expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base over the long-term. Prior to the end of the subordination period, we were required by our partnership agreement to retain cash from our operations in an amount equal to our estimated replacement capital requirements. The Board established a replacement capital expenditure estimate of $13.0 million for the period of April 1, 2017 to March 31, 2018, and $11.0 million for the period of April 1, 2018 to March 31, 2019. No replacement capital expenditure estimate will be established for periods subsequent to March 31, 2019.
Cash Flows
The following table shows our cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018	Change

	(in thousands)
Cash flows provided by operating activities	$200,976	$176,326	$24,650
Cash flows used in investing activities	(46,013)	(91,259)	45,246
Cash flows used in financing activities	(156,471)	(83,638)	(72,833)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. The increase in cash flows from operations was primarily due to a net increase in cash flows from changes in operating assets and liabilities for the six months ended June 30, 2019 compared to a net decrease for the same period of 2018 and net cash received on settlement of commodity derivative instruments for the six months ended June 30, 2019 compared to cash paid for the same period of 2018.
Investing Activities. Net cash used in investing activities decreased in the first six months of 2019 as compared to the corresponding period in 2018. The decrease was primarily due to reduced oil and natural gas property acquisitions and expenditures and higher proceeds received from our farmout agreements.
Financing Activities. Cash flows used in financing activities for the six months ended June 30, 2019 increased primarily due to increased distributions to common and subordinated unitholders, increased repurchases of common units, and decreased net borrowings under our Credit Facility.
Development Capital Expenditures
Our 2019 total development capital expenditure budget associated with our non-operated working interests is expected to be approximately $10.0 million, net of farmout reimbursements, of which $3.5 million has been invested in the six months ended June 30, 2019. The majority of this capital will be spent for workovers on existing wells in which we own a working interest or for acquiring new leasehold acreage for subsequent farmout in the Haynesville/Bossier play.

Acquisitions
We spent approximately $40.7 million and issued common units valued at $0.9 million during the six months ended June 30, 2019 related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties. See Note 4 – Oil and Natural Gas Properties to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Credit Facility
Pursuant to our $1.0 billion Credit Facility, the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Effective May 4, 2018, the borrowing base redetermination increased the borrowing base to $600.0 million, effective October 31, 2018, the borrowing base was further increased to $675.0 million, and effective May 15, 2019, the borrowing base was reaffirmed at $675.0 million. Our Credit Facility terminates on November 1, 2022. As of June 30, 2019, we had outstanding borrowings of $436.0 million at a weighted-average interest rate of 4.66%.
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
We are obligated to pay a quarterly commitment fee ranging from a 0.375% to 0.500% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing base. Principal may be optionally repaid from time to time without premium or penalty, other than customary LIBOR breakage, and is required to be paid (a) if the amount outstanding exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise, in some cases subject to a cure period, or (b) at the maturity date. Our Credit Facility is secured by substantially all of our oil and natural gas production and assets.
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including due to a failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of June 30, 2019, we were in compliance with all debt covenants.
Contractual Obligations
As of June 30, 2019, there have been no material changes to our contractual obligations previously disclosed in our 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of June 30, 2019, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2018 Annual Report on Form 10-K.
New and Revised Financial Accounting Standards
The effects of new accounting pronouncements are discussed in the notes to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been historically volatile, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 5 – Commodity Derivative Financial Instruments and Note 6 – Fair Value Measurements to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the six months ended June 30, 2019 by 10%. This results in an approximate 2% reduction of proved reserve volumes as compared to the unadjusted June 30, 2019 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2019, we had nine counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of June 30, 2019, we had $436.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 4.66%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $2.2 million for the six months ended June 30, 2019, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2018 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2018 Annual Report on Form 10-K. These risks, as updated below, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Tax Risks to Common Unitholders
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
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
Risks Related to our Business
If operators slow or cease activity in the Shelby Trough area, our results of operations could be adversely affected.
In 2018, we generated 21.4% of our revenues and 36.7% of our production from two operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. These operators have recently decided to limit their Shelby Trough drilling activity, and one of the operators has released acreage in the area. Geographic and operator concentration heightens the effect of operational risks, including:

•	operator's diversion of drilling capital to other areas, where our royalty interest is less meaningful or nonexistent;

•	adverse changes to the operators' financial positions;

•	unanticipated geographic or environmental constraints in the Shelby Trough; or

•	delay or cancellation of construction or operation of LNG export facilities in the Gulf of Mexico.
If any of these risks are realized and production is not replaced by another operator in this area or another area, production may decrease, reducing cash generated from operations and cash available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following tables set forth our purchases of our common units for each month during the three months ended June 30, 2019:

Purchases of Common Units
Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2019[1]	240,241	$16.60	—	$72,992,543
June 1 - June 30, 2019[2]	136,665	15.90	136,665	70,819,075

[1]	Consists of units withheld to satisfy tax withholding obligations upon the vesting of certain restricted common units held by our executive officers and certain other employees.

[2]	On November 5, 2018, the board of directors of our general partner authorized the repurchase of up to $75.0 million in
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

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Schema Document

*101.CAL	Inline XBRL Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Presentation Linkbase Document

*101.DEF	Inline XBRL Definition Linkbase Document

*104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: August 6, 2019	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)