Form 10-Q
period 2019-09-30
Black Stone Minerals, L.P.
filed 2019-11-05
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2019, there were 205,959,790 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,966	$5,414
Accounts receivable	84,842	113,148
Commodity derivative assets	33,054	37,970
Prepaid expenses and other current assets	1,472	1,001
TOTAL CURRENT ASSETS	121,334	157,533
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,091,660 and $1,063,883 at September 30, 2019 and December 31, 2018, respectively	3,403,485	3,441,188
Accumulated depreciation, depletion, amortization, and impairment	(1,948,866)	(1,865,692)
Oil and natural gas properties, net	1,454,619	1,575,496
Other property and equipment, net of accumulated depreciation of $11,450 and $11,048 at September 30, 2019 and December 31, 2018, respectively	2,435	385
NET PROPERTY AND EQUIPMENT	1,457,054	1,575,881
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	17,425	16,710
TOTAL ASSETS	$1,595,813	$1,750,124
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,574	$4,149
Accrued liabilities	17,384	60,089
Other current liabilities	1,058	528
TOTAL CURRENT LIABILITIES	23,016	64,766
LONG–TERM LIABILITIES
Credit facility	413,000	410,000
Accrued incentive compensation	1,750	1,813
Commodity derivative liabilities	—	—
Asset retirement obligations	15,584	14,948
Other long-term liabilities	6,781	55,973
TOTAL LIABILITIES	460,131	547,500
COMMITMENTS AND CONTINGENCIES (Note 8)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2019 and December 31, 2018	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 205,952 and 108,363 units outstanding at September 30, 2019 and December 31, 2018, respectively	837,321	714,823
Partners' equity – subordinated units, zero and 96,329 units outstanding at September 30, 2019 and December 31, 2018, respectively	—	189,440
TOTAL EQUITY	837,321	904,263
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,595,813	$1,750,124
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Oil and condensate sales	$68,255	$82,712	$200,031	$232,920
Natural gas and natural gas liquids sales	41,340	63,080	156,622	170,179
Lease bonus and other income	3,484	12,440	15,846	28,616
Revenue from contracts with customers	113,079	158,232	372,499	431,715
Gain (loss) on commodity derivative instruments	24,290	(18,514)	12,294	(68,194)
TOTAL REVENUE	137,369	139,718	384,793	363,521
OPERATING (INCOME) EXPENSE
Lease operating expense	4,356	4,229	13,497	12,767
Production costs and ad valorem taxes	15,877	17,641	44,919	46,939
Exploration expense	64	34	372	6,782
Depreciation, depletion, and amortization	27,375	29,273	84,933	88,135
General and administrative	14,189	22,083	49,750	60,416
Accretion of asset retirement obligations	275	278	829	820
(Gain) loss on sale of assets, net	—	—	—	(2)
TOTAL OPERATING EXPENSE	62,136	73,538	194,300	215,857
INCOME (LOSS) FROM OPERATIONS	75,233	66,180	190,493	147,664
OTHER INCOME (EXPENSE)
Interest and investment income	44	53	137	123
Interest expense	(5,395)	(5,518)	(16,572)	(15,319)
Other income (expense)	365	60	293	(1,046)
TOTAL OTHER EXPENSE	(4,986)	(5,405)	(16,142)	(16,242)
NET INCOME (LOSS)	70,247	60,775	174,351	131,422
Net (income) loss attributable to noncontrolling interests	—	(22)	—	(1)
Distributions on Series A redeemable preferred units	—	—	—	(25)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$64,997	$55,503	$158,601	$115,646
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	64,997	29,188	134,608	71,037
Subordinated units	—	26,315	23,993	44,609
	$64,997	$55,503	$158,601	$115,646
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.32	$0.27	$0.87	$0.67
Weighted average common units outstanding (basic)	205,957	106,706	155,513	105,254
Per subordinated unit (basic)	$—	$0.27	$0.48	$0.46
Weighted average subordinated units outstanding (basic)	—	96,329	50,458	96,021
Per common unit (diluted)	$0.32	$0.27	$0.87	$0.67
Weighted average common units outstanding (diluted)	205,957	106,706	155,513	105,254
Per subordinated unit (diluted)	$—	$0.27	$0.48	$0.46
Weighted average subordinated units outstanding (diluted)	—	96,329	50,458	96,021
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Total equity
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$904,263
Repurchases of common and subordinated units	(588)	—	(10,110)	—	(10,110)
Issuance of common units, net of offering costs	—	—	(43)	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	943
Restricted units granted, net of forfeitures	1,545	—	—	—	—
Equity–based compensation	—	—	13,669	—	13,669
Distributions	—	—	(40,275)	(35,642)	(75,917)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,044)	—	(1,044)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	7,155	1,862	9,017
BALANCE AT MARCH 31, 2019	109,377	96,329	$679,868	$155,660	$835,528
Conversion of subordinated units	96,329	(96,329)	142,149	(142,149)	—
Repurchases of common and subordinated units	(377)	—	(6,164)	—	(6,164)
Restricted units granted, net of forfeitures	627	—	—	—	—
Equity–based compensation	—	—	3,332	—	3,332
Distributions	—	—	(40,471)	(35,642)	(76,113)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(766)	—	(766)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	72,956	22,131	95,087
BALANCE AT JUNE 30, 2019	205,956	—	$845,654	$—	$845,654
Restricted units granted, net of forfeitures	(4)	—	—	—	—
Equity–based compensation	—	—	3,385	—	3,385
Distributions	—	—	(76,204)	—	(76,204)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(511)	—	(511)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	70,247	—	70,247
BALANCE AT SEPTEMBER 30, 2019	205,952	—	$837,321	$—	$837,321
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Non-Controlling Interests	Total equity
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(451)	(23)	(8,099)	(342)	—	(8,441)
Issuance of common units, net of offering costs	8	—	138	—	—	138
Restricted units granted, net of forfeitures	1,177	—	—	—	—	—
Equity–based compensation[1]	—	—	18,075	219	—	18,294
Distributions	—	—	(32,581)	(19,912)	(52)	(52,545)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(661)	—	—	(661)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	—	(5,250)
Net income (loss)	—	—	29,592	12,338	27	41,957
BALANCE AT MARCH 31, 2018	104,926	96,329	$614,815	$170,179	$842	$785,836
Repurchases of common and subordinated units	(35)	—	(630)	—	—	(630)
Issuance of common units, net of offering costs	509	—	8,929	—	—	8,929
Restricted units granted, net of forfeitures	94	—	—	—	—	—
Equity–based compensation[1]	—	—	8,521	—	—	8,521
Distributions	—	—	(33,011)	(20,109)	(62)	(53,182)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(643)	—	—	(643)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	—	(5,250)
Net income (loss)	—	—	22,798	5,941	(49)	28,690
BALANCE AT JUNE 30, 2018	105,494	96,329	$615,529	$156,011	$731	$772,271
Issuance of common units, net of offering costs	1,604	—	29,302	—	—	29,302
Issuance of common units for property acquisitions	1,227	—	22,530	—	—	22,530
Restricted units granted, net of forfeitures	5	—	—	—	—	—
Equity–based compensation[1]	—	—	8,991	—	—	8,991
Distributions	—	—	(36,052)	(32,511)	(47)	(68,610)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,061)	—	—	(1,061)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	—	(5,250)
Net income (loss)	—	—	34,410	26,342	23	60,775
BALANCE AT SEPTEMBER 30, 2018	108,330	96,329	$668,399	$149,842	$707	$818,948

1 The change in Partners' equity for equity-based compensation during the nine-month period ended September 30, 2018 was incorrectly allocated between Partners' equity - common units and Partners' equity - subordinated units in the Partnership's prior reports. The Partnership concluded that this error was not material to any of the prior reporting periods. As such, the revision for this correction has been made to the prior periods presented.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$174,351	$131,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	84,933	88,135
Accretion of asset retirement obligations	829	820
Amortization of deferred charges	779	653
(Gain) loss on commodity derivative instruments	(12,294)	68,194
Net cash (paid) received on settlement of commodity derivative instruments	18,320	(20,461)
Equity-based compensation	16,906	24,947
Exploratory dry hole expense	3	6,784
Deferred rent	—	802
(Gain) loss on sale of assets, net	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	28,454	(29,989)
Prepaid expenses and other current assets	(471)	7
Accounts payable, accrued liabilities, and other	(5,172)	18,515
Settlement of asset retirement obligations	(328)	(108)
NET CASH PROVIDED BY OPERATING ACTIVITIES	306,310	289,719
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(42,969)	(106,390)
Additions to oil and natural gas properties	(63,606)	(119,676)
Additions to oil and natural gas properties leasehold costs	(933)	(4,639)
Purchases of other property and equipment	(2,452)	(15)
Proceeds from the sale of oil and natural gas properties	550	8,390
Proceeds from farmouts of oil and natural gas properties	60,577	78,605
NET CASH USED IN INVESTING ACTIVITIES	(48,833)	(143,725)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	(43)	38,369
Distributions to common and subordinated unitholders	(228,234)	(174,348)
Distributions to Series A redeemable preferred unitholders	—	(690)
Distributions to Series B cumulative convertible preferred unitholders	(15,750)	(12,425)
Distributions to noncontrolling interests	—	(161)
Distribution equivalents paid	(2,982)	—
Redemptions of Series A redeemable preferred units	—	(2,115)
Repurchases of common and subordinated units	(16,916)	(9,071)
Borrowings under credit facility	252,500	264,500
Repayments under credit facility	(249,500)	(250,500)
Debt issuance costs and other	—	(754)
NET CASH USED IN FINANCING ACTIVITIES	(260,925)	(147,195)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,448)	(1,201)
CASH AND CASH EQUIVALENTS – beginning of the period	5,414	5,642
CASH AND CASH EQUIVALENTS – end of the period	$1,966	$4,441
SUPPLEMENTAL DISCLOSURE
Interest paid	$15,854	$14,607
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2018 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2019, with the exception of ASC 842, as defined below.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2019	December 31, 2018

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$77,837	$107,804
Other	7,005	5,344
Total accounts receivable	$84,842	$113,148
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
The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019. ROU assets and operating lease liabilities were less than 1% of the Partnership's total assets as of September 30, 2019 and were not considered material to the Partnership. There was no related impact on the consolidated statement of operations. The standard had no impact on the Partnership’s debt covenant compliance under existing agreements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of September 30, 2019, none of the Partnership’s leases were classified as financing leases.
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
2019 Acquisitions
During the nine months ended September 30, 2019, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $43.9 million.
Acquisitions that were considered business combinations were primarily located in the Permian Basin. These acquisitions were funded with borrowings under the Credit Facility (as defined in Note 7 - Credit Facility) and funds from operating activities. Acquisition related costs of less than $0.1 million were expensed and included in the General and administrative line item of the consolidated statement of operations for the nine months ended September 30, 2019. The following table summarizes these acquisitions which were considered business combinations:

	Assets Acquired				Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash
	(in thousands)
February	$173	$8,437	$1	$8,611	$8,611
March	24	—	—	24	24
June	527	3,268	—	3,795	3,795
Total fair value	$724	$11,705	$1	$12,430	$12,430

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the nine months ended September 30, 2019, the Partnership acquired mineral and royalty interests that consisted of substantially all unproved oil and natural gas properties from various sellers for an aggregate of $31.5 million. These acquisitions were considered asset acquisitions and were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $30.6 million was funded with borrowings under the Credit Facility and funds from operating activities, and $0.9 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
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
Farmout Agreements
In 2017, the Partnership entered into two farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lower its capital spending other than for royalty and mineral acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.
Canaan Farmout
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc., a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. A total of 20 wells were drilled over an initial phase, beginning with wells spud after January 1, 2017. Canaan elected to participate in an additional phase that began in September 2018 and continues for the lesser

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of 2 years or until 20 wells have been drilled. After the completion of the second phase, Canaan will have the option to elect to participate in a similar third phase. During the first three phases of the agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership receives an overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement. From the inception of the agreement through September 30, 2019, the Partnership has received $89.7 million from Canaan under the agreement. When working interests in farmout wells are assigned to Canaan, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of September 30, 2019, the Partnership had assigned to Canaan working interests in certain wells drilled and completed, and as such, $0.9 million of the farmout reimbursements received from Canaan are included in the Other long-term liabilities line item of the consolidated balance sheet.
Pivotal Farmout
On November 21, 2017, the Partnership entered into a farmout agreement with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas, targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal will earn the Partnership's remaining working interest in wells operated by XTO Energy Inc. in San Augustine County, Texas not covered by the Canaan Farmout (10% working interest on an 8/8th basis), as well as 100% of the Partnership's working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by its other major operator in San Augustine and Angelina counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Pivotal will fund designated groups of wells. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. From the inception of the agreement through September 30, 2019, the Partnership received $114.5 million from Pivotal under the agreement. When working interests in farmout wells are assigned to Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of September 30, 2019, the Partnership had assigned to Pivotal working interests in certain wells drilled and completed, and as such, $0.4 million of the farmout reimbursements received from Pivotal are included in the Other long-term liabilities line item of the consolidated balance sheet.
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
As of September 30, 2019, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018. See Note 6 – Fair Value Measurements for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2019, the Partnership had nine counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$33,710	$(656)	$33,054
Long-term asset	Deferred charges and other long-term assets	9,269	(311)	8,958
Total assets		$42,979	$(967)	$42,012
Liabilities:
Current liability	Commodity derivative liabilities	$656	$(656)	$—
Long-term liability	Commodity derivative liabilities	311	(311)	—
Total liabilities		$967	$(967)	$—

		December 31, 2018
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$38,746	$(776)	$37,970
Long-term asset	Deferred charges and other long-term assets	11,518	(1,450)	10,068
Total assets		$50,264	$(2,226)	$48,038
Liabilities:
Current liability	Commodity derivative liabilities	$776	$(776)	$—
Long-term liability	Commodity derivative liabilities	1,450	(1,450)	—
Total liabilities		$2,226	$(2,226)	$—

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2019	2018	2019	2018
	(in thousands)
Beginning fair value of commodity derivative instruments	$31,368	$(44,043)	$48,038	$(5,028)
Gain (loss) on oil derivative instruments	18,132	(18,830)	(13,224)	(63,325)
Gain (loss) on natural gas derivative instruments	6,158	316	25,518	(4,869)
Net cash paid (received) on settlements of oil derivative instruments	(2,938)	11,280	(5,748)	25,809
Net cash paid (received) on settlements of natural gas derivative instruments	(10,708)	(1,484)	(12,572)	(5,348)
Net change in fair value of commodity derivative instruments	10,644	(8,718)	(6,026)	(47,733)
Ending fair value of commodity derivative instruments	$42,012	$(52,761)	$42,012	$(52,761)
The Partnership had the following open derivative contracts for oil as of September 30, 2019:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2019
Third Quarter	285,000	$58.37	$52.82	$63.75
Fourth Quarter	936,000	58.50	52.82	63.75
2020
First Quarter	510,000	$57.14	$54.92	$58.65
Second Quarter	510,000	57.14	54.92	58.65
Third Quarter	510,000	57.14	54.92	58.65
Fourth Quarter	510,000	57.14	54.92	58.65

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2019
Third Quarter	20,000	$65.00	$74.00
Fourth Quarter	60,000	65.00	74.00
2020
First Quarter	210,000	$56.43	$67.14
Second Quarter	210,000	56.43	67.14
Third Quarter	210,000	56.43	67.14
Fourth Quarter	210,000	56.43	67.14

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2019:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2019
Fourth Quarter	14,640,000	$2.96	$2.81	$3.20
2020
First Quarter	10,010,000	$2.69	$2.55	$2.74
Second Quarter	10,010,000	2.69	2.55	2.74
Third Quarter	10,120,000	2.69	2.55	2.74
Fourth Quarter	10,120,000	2.69	2.55	2.74

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2019 or the year ended December 31, 2018.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2019 and December 31, 2018 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2019
Financial Assets
Commodity derivative instruments	$—	$42,979	$—	$(967)	$42,012
Financial Liabilities
Commodity derivative instruments	$—	$967	$—	$(967)	$—
As of December 31, 2018
Financial Assets
Commodity derivative instruments	$—	$50,264	$—	$(2,226)	$48,038
Financial Liabilities
Commodity derivative instruments	$—	$2,226	$—	$(2,226)	$—
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of September 30, 2019 or December 31, 2018.
There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the nine months ended September 30, 2019 and 2018.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2022. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. Effective May 4, 2018, the borrowing base redetermination increased the borrowing base from $550.0 million to $600.0 million. Effective October 31, 2018, the borrowing base was further increased to $675.0 million and remained at that level until the most recent redetermination, effective October 23, 2019, which reduced the borrowing base to $650.0 million.
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
The weighted-average interest rate of the Credit Facility was 4.30% and 4.76% as of September 30, 2019 and December 31, 2018, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of September 30, 2019, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $413.0 million and $410.0 million at September 30, 2019 and December 31, 2018, respectively. The unused portion of the available borrowings under the Credit Facility were $262.0 million and $265.0 million at September 30, 2019 and December 31, 2018, respectively.
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
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan Royalty, LLC, now NAMP Holdings, LLC, on November 28, 2017 from Noble Energy US Holdings, LLC, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 45.33% and 42.63% of the minerals interests held of record by Holdings and Temin, respectively as of September 30, 2019. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

beneficial ownership interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of September 30, 2019, the Partnership had not received notice from any co-owners to exercise their repurchase option, and as such, no liability was recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2019 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 9 — INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Cash—short and long-term incentive plans	$1,092	$4,366	$4,336	$7,568
Equity-based compensation—restricted common and subordinated units	2,552	3,404	8,162	10,180
Equity-based compensation—restricted performance units	727	5,611	6,984	13,026
Board of Directors incentive plan	587	581	1,760	1,741
Total incentive compensation expense	$4,958	$13,962	$21,242	$32,515

NOTE 10 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of September 30, 2019 and December 31, 2018, there were no Series A redeemable preferred units outstanding. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of September 30, 2019 and December 31, 2018. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
The Partnership assesses the Series B cumulative convertible preferred units on an as-converted basis for the purpose of calculating diluted EPU. For the three and nine months ended September 30, 2019 and 2018, there were no common units related to the Partnership's Series B cumulative convertible preferred units included in the calculation of diluted EPU.
The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2019 and 2018, there were no units related to the Partnership’s restricted performance unit awards included in the calculation of diluted EPU.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$70,247	$60,775	$174,351	$131,422
Net (income) loss attributable to noncontrolling interests	—	(22)	—	(1)
Distributions on Series A redeemable preferred units	—	—	—	(25)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	64,997	55,503	158,601	115,646
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	64,997	29,188	134,608	71,037
Subordinated units	—	26,315	23,993	44,609
	$64,997	$55,503	$158,601	$115,646
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	205,957	106,706	155,513	105,254
Effect of dilutive securities	—	—	—	—
Weighted average common units outstanding (diluted)	205,957	106,706	155,513	105,254
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	—	96,329	50,458	96,021
Effect of dilutive securities	—	—	—	—
Weighted average subordinated units outstanding (diluted)	—	96,329	50,458	96,021
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.32	$0.27	$0.87	$0.67
Per subordinated unit (basic)	—	0.27	0.48	0.46
Per common unit (diluted)	0.32	0.27	0.87	0.67
Per subordinated unit (diluted)	—	0.27	0.48	0.46

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Potentially dilutive securities (common units):
Series A redeemable preferred units on an as-converted basis	—	—	—	189
Series B cumulative convertible preferred units on an as-converted basis	14,969	14,969	14,969	14,969
	14,969	14,969	14,969	15,158

Potentially dilutive securities (subordinated units):
Series A redeemable preferred units on an as-converted basis	—	—	—	247

NOTE 12 — COMMON AND SUBORDINATED UNITS

Common and Subordinated Units

The common units and subordinated units represent limited partner interests in the Partnership. The partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 15% or more of any class of units then outstanding, other than the limited partners in Black Stone Minerals Company, L.P. prior to the initial public offering of BSM, their transferees, persons who acquired such units with the prior approval of the board of directors of the Partnership's general partner (the "Board"), holders of Series B cumulative convertible preferred units in connection with any vote, consent or approval of the Series B cumulative convertible preferred units as a separate class, and persons who own 15% or more of any class as a result of any redemption or purchase of any other person's units or similar action by the Partnership or any conversion of the Series B cumulative convertible preferred units at the Partnership's option or in connection with a change of control, may not vote on any matter.

Prior to the end of the subordination period (as defined in the partnership agreement), the holders of common units and subordinated units were entitled to participate in distributions and exercise the rights and privileges provided to limited partners holding common units and subordinated units under the partnership agreement.

The partnership agreement generally provides that any distributions during the subordination period are paid each quarter in the following manner:

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.3700	$0.3375	$1.1100	$0.9625

The Partnership's per unit distributions declared and paid to subordinated unitholders for the three and nine months ended September 30, 2018 were $0.3375 and $0.7550, respectively. For the three months ended September 30, 2019 there were no subordinated distributions as all subordinated units converted into common units on May 24, 2019. The Partnership's per unit distributions declared and paid to subordinated unitholders for the six months ended June 30, 2019 were $0.7400.

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

Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership repurchased a total of 136,665 common units for an aggregate cost of $2.2 million under this program for the nine months ended September 30, 2019. As of September 30, 2019, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.

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
For the nine months ended September 30, 2019, the Partnership sold no common units under the ATM Program. For the nine months ended September 30, 2018, the Partnership sold 2,121,643 common units under the ATM program for net proceeds of $38.4 million. As of September 30, 2019, the Partnership has raised net proceeds of $73.0 million under the ATM Program since inception.
NOTE 13 — SUBSEQUENT EVENTS
On October 23, 2019, the Board approved a distribution for the three months ended September 30, 2019 of $0.37 per common unit. Distributions will be payable on November 21, 2019 to unitholders of record at the close of business on November 14, 2019.

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
Cautionary Note Regarding Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to execute our business strategies;

•the volatility of realized oil and natural gas prices;

•the level of production on our properties;

•the overall supply and demand for oil and natural gas, regional supply and demand factors, delays, or interruptions of production;

•our ability to replace our oil and natural gas reserves;

•our ability to identify, complete, and integrate acquisitions;

•general economic, business, or industry conditions;

•competition in the oil and natural gas industry;

•the ability of our operators to obtain capital or financing needed for development and exploration operations;

•title defects in the properties in which we invest;

•the availability or cost of rigs, equipment, raw materials, supplies, oilfield services, or personnel;

•restrictions on the use of water for hydraulic fracturing;

•the availability of pipeline capacity and transportation facilities;

•the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•future operating results;

•future cash flows and liquidity, including our ability to generate sufficient cash to pay quarterly distributions;

•exploration and development drilling prospects, inventories, projects, and programs;

•operating hazards faced by our operators;

•the ability of our operators to keep pace with technological advancements;

•the level of drilling activity by our operators in the Shelby Trough; and

•certain factors discussed elsewhere in this filing.
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
As of September 30, 2019, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 60,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Acquisitions
In the first nine months of 2019, we acquired mineral and royalty interests primarily in the Permian Basin and in East Texas for aggregate consideration of $43.0 million in cash and $0.9 million in our common units. Additional information regarding acquisitions is contained in Note 4 – Oil and Natural Gas Properties to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. We have repurchased a total of 136,665 common units for an aggregate cost of $2.2 million under this program for the nine months ended September 30, 2019. The repurchase program is funded from our cash on hand or availability on the Credit Facility (as defined below). Any repurchased units are canceled.

Shelby Trough Update

As anticipated, drilling activity has slowed on our Shelby Trough acreage in East Texas, in part due to the current natural gas price environment. XTO Energy Inc. has informed us that it intends to postpone most of its remaining 2019 drilling and completion activity until 2020 or later. In addition, BPX Energy (“BPX”) has significantly reduced current development in the

Shelby Trough and has released over 100,000 gross acres. Much of this area has been delineated with seismic data and through BPX’s drilling to date with successful wells in both the Haynesville and Bossier shales. While a protracted slowdown of activity in the Shelby Trough would reduce production and, in turn, cash available for distribution, we intend to place that acreage with another operator or operators in late 2019 or early 2020.
Business Environment
The information presented below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The U.S. Energy Information Administration ("EIA") forecasts that the WTI spot oil price will average $56.26 per Bbl in 2019 and $54.43 per Bbl in 2020 and that the Henry Hub spot natural gas prices will average $2.57 per MMBtu in 2019 and $2.52 per MMBtu in 2020.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2019			2018
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$54.09	$58.20	$60.19	$73.16	$74.13	$64.87
Henry Hub spot natural gas ($/MMBtu)	$2.37	$2.42	$2.73	$3.01	$2.96	$2.81
1 Source: EIA
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the close of each quarter presented:

	2019			2018
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	713	793	816	863	858	797
Natural gas	146	173	190	189	187	194
Other	1	1	—	2	2	2
Total	860	967	1,006	1,054	1,047	993
1 Source: Baker Hughes Incorporated
Natural Gas Storage
A substantial portion of our revenue is derived from sales of oil production attributable to our interests; however, the majority of our production is natural gas. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. According to the EIA, natural gas storage injections in the United States have outpaced the previous five-year average so far during the 2019 injection season as a result of rising natural gas production. The EIA forecasts that natural gas inventories will reach 1.8 trillion cubic feet on March 31, 2020, which would be 11% above the previous five-year average and 35% above March 2019 levels.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2019			2018
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	826	526	210	763	460	229
Midwest	973	568	241	836	455	266
Mountain	199	134	64	177	139	87
Pacific	291	255	113	262	257	166
South Central	1,029	907	502	829	841	606
Total	3,318	2,390	1,130	2,867	2,152	1,354
1 Source: EIA
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:
•volumes of oil and natural gas produced;
•commodity prices including the effect of derivative instruments; and
•Adjusted EBITDA and Distributable cash flow.
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
•Oil. The substantial majority of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. NYMEX light sweet crude oil, commonly referred to as West Texas Intermediate ("WTI"), is the prevailing domestic oil pricing index. The majority of our oil production is priced at the prevailing market price with the final realized price affected by both quality and location differentials.
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

•Natural Gas. The NYMEX price quoted at Henry Hub is a widely used benchmark for the pricing of natural gas in the United States. The actual volumetric prices realized from the sale of natural gas differ from the quoted NYMEX price as a result of quality and location differentials.
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
Our open derivative contracts consist of fixed-price swap contracts and costless collar contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. Our costless collar contracts contain a fixed floor price and a fixed ceiling price. If the market price exceeds the fixed ceiling price, we pay the difference between the fixed ceiling price and the market settlement price. If the market price is below the fixed floor price, we receive the difference between the market settlement price and the fixed floor price. If the market price is between the fixed floor and fixed ceiling price, no payments are due from either party. If we have multiple contracts outstanding with a single counterparty, unless restricted by our agreement, we will net settle the contract payments.
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2019 are detailed in Note 5 – Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2019, we have hedged 94% and 71% of our available oil and condensate hedge volumes for 2019 and 2020, respectively.  Also, we have hedged 87% and 62% of our available natural gas hedge volumes for 2019 and 2020, respectively.
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
The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Net income (loss)	$70,247	$60,775	$174,351	$131,422
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	27,375	29,273	84,933	88,135
Interest expense	5,395	5,518	16,572	15,319
Income tax expense (benefit)	(353)	(2)	(187)	1,059
Accretion of asset retirement obligations	275	278	829	820
Equity–based compensation	3,867	9,596	16,906	24,947
Unrealized (gain) loss on commodity derivative instruments	(10,644)	8,718	6,026	47,733
Adjusted EBITDA	96,162	114,156	299,430	309,435
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	37	(1)	27	1,300
Cash interest expense	(5,132)	(5,287)	(15,793)	(14,571)
(Gain) loss on sale of assets, net	—	—	—	(2)
Estimated replacement capital expenditures[1]	—	(2,750)	(2,750)	(8,750)
Cash paid to noncontrolling interests	—	(47)	—	(161)
Preferred unit distributions	(5,250)	(5,250)	(15,750)	(15,775)
Distributable cash flow	$85,817	$100,821	$265,164	$271,476

1 The Board established a replacement capital expenditure estimate of $13.0 million for the period of April 1, 2017 to March 31, 2018 and $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, no replacement capital expenditure estimate will be established for periods subsequent to March 31, 2019.

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended September 30,
	2019	2018	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,207	1,251	(44)	(3.5)%
Natural gas (MMcf)[1]	19,816	19,153	663	3.5%
Equivalents (MBoe)	4,510	4,443	67	1.5%
Equivalents/day (MBoe)	49.0	48.3	0.7	1.4%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$56.55	$66.12	$(9.57)	(14.5)%
Natural gas ($/Mcf)[1]	2.09	3.29	(1.20)	(36.5)%
Equivalents ($/Boe)	$24.30	$32.81	$(8.51)	(25.9)%
Revenue:
Oil and condensate sales	$68,255	$82,712	$(14,457)	(17.5)%
Natural gas and natural gas liquids sales[1]	41,340	63,080	(21,740)	(34.5)%
Lease bonus and other income	3,484	12,440	(8,956)	(72.0)%
Revenue from contracts with customers	113,079	158,232	(45,153)	(28.5)%
Gain (loss) on commodity derivative instruments	24,290	(18,514)	42,804	231.2%
Total revenue	$137,369	$139,718	$(2,349)	(1.7)%
Operating expenses:
Lease operating expense	$4,356	$4,229	$127	3.0%
Production costs and ad valorem taxes	15,877	17,641	(1,764)	(10.0)%
Exploration expense	64	34	30	88.2%
Depreciation, depletion, and amortization	27,375	29,273	(1,898)	(6.5)%
General and administrative	14,189	22,083	(7,894)	(35.7)%
1 As a mineral and royalty interest owner, we are often provided insufficient and inconsistent data on NGL volumes by our operators. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. Accordingly, no NGL volumes are included in our reported production; however, revenue attributable to NGLs is included in our natural gas revenue and our calculation of realized prices for natural gas.
Revenue
Total revenue for the quarter ended September 30, 2019 decreased compared to the quarter ended September 30, 2018. The decrease in total revenue was due to decreases in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income. The overall decrease in total revenue was partially offset by a gain on our commodity derivative instruments in the third quarter of 2019, compared to a loss in the third quarter of 2018.
Oil and condensate sales. Oil and condensate sales during the current quarter were lower than the third quarter of 2018 due to lower realized commodity prices and lower production volumes. Our mineral and royalty interest oil and condensate volumes decreased 2% in the third quarter of 2019 relative to the corresponding period in 2018, primarily driven by production decreases in the Bakken/Three Forks and Eagle Ford play trends. Our mineral and royalty interest oil and condensate volumes accounted for 92% and 90% of total oil and condensate volumes for the quarters ended September 30, 2019 and 2018, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the current quarter were lower than the third quarter of 2018 due to lower realized commodity prices partially offset by higher production volumes, largely in the Haynesville/Bossier play, as well as in the Permian Basin. Mineral and royalty interest production accounted for 71% and 60% of our natural gas volumes for the quarters ended September 30, 2019 and 2018, respectively.

Gain (loss) on commodity derivative instruments. During the third quarter of 2019, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2018. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. The change in gain (loss) from our commodity derivative instruments between the comparative periods is due to realized and unrealized gains on our oil and natural gas commodity contracts in the third quarter of 2019 compared to realized and unrealized losses in the same period in 2018. For the three months ended September 30, 2019, we recognized $13.6 million of realized gains and $10.6 million of unrealized gains from our oil and natural gas commodity contracts, compared to $9.8 million of realized losses and $8.7 million of unrealized losses in the same period in 2018. The unrealized gains on our commodity contracts during the third quarter of 2019 and the unrealized losses in the same period in 2018 were primarily driven by changes in the forward commodity price curves for oil during each period.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2019 was lower than the same period in 2018. Leasing activity in the Permian Basin and the Bakken/Three Forks trend made up the majority of lease bonus revenue in the third quarter of 2019, while a substantial portion of third quarter 2018 activity came from the Austin Chalk, Bakken/Three Forks, Marmaton and Wilcox/Yegua trends.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense slightly increased for the quarter ended September 30, 2019 as compared to the same period in 2018, primarily due to higher nonrecurring service-related expenses, including workovers, on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2019, production costs and ad valorem taxes decreased as compared to the quarter ended September 30, 2018, primarily as a result of decreased oil and condensate sales and natural gas and NGL sales.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for each of the three months ended September 30, 2019 and 2018.
Depreciation, depletion, and amortization. Depletion is an estimate of the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended September 30, 2019 as compared to the same period in 2018, primarily due to the impact of lower depletion rates partially offset by higher production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2019, general and administrative expenses decreased as compared to the same period in 2018, primarily due to lower costs associated with our incentive compensation plans. This change was driven by costs recognized in the prior comparative period on incentive compensation awarded in connection with our initial public offering in 2015 that fully vested in the first quarter of 2019, higher costs recognized in the prior comparative period due to projected overperformance relative to performance targets, and a decrease in our common unit price period over period.

Interest expense. Interest expense was lower in the third quarter of 2019 relative to the corresponding period in 2018 primarily due to lower interest rates under our Credit Facility.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2019	2018	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,631	3,623	8	0.2%
Natural gas (MMcf)[1]	59,025	52,205	6,820	13.1%
Equivalents (MBoe)	13,469	12,324	1,145	9.3%
Equivalents/day (MBoe)	49.3	45.1	4.2	9.3%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$55.09	$64.29	$(9.20)	(14.3)%
Natural gas ($/Mcf)[1]	2.65	3.26	(0.61)	(18.7)%
Equivalents ($/Boe)	$26.48	$32.71	$(6.23)	(19.0)%
Revenue:
Oil and condensate sales	$200,031	$232,920	$(32,889)	(14.1)%
Natural gas and natural gas liquids sales[1]	156,622	170,179	(13,557)	(8.0)%
Lease bonus and other income	15,846	28,616	(12,770)	(44.6)%
Revenue from contracts with customers	372,499	431,715	(59,216)	(13.7)%
Gain (loss) on commodity derivative instruments	12,294	(68,194)	80,488	118.0%
Total revenue	$384,793	$363,521	$21,272	5.9%
Operating expenses:
Lease operating expense	$13,497	$12,767	$730	5.7%
Production costs and ad valorem taxes	44,919	46,939	(2,020)	(4.3)%
Exploration expense	372	6,782	(6,410)	(94.5)%
Depreciation, depletion, and amortization	84,933	88,135	(3,202)	(3.6)%
General and administrative	49,750	60,416	(10,666)	(17.7)%
1 As a mineral and royalty interest owner, we are often provided insufficient and inconsistent data on NGL volumes by our operators. As a result, we are unable to reliably determine the total volumes of NGLs associated with the production of natural gas on our acreage. Accordingly, no NGL volumes are included in our reported production; however, revenue attributable to NGLs is included in our natural gas revenue and our calculation of realized prices for natural gas.
Revenue
Total revenue for the nine months ended September 30, 2019 increased compared to the corresponding prior period. The increase in total revenue is primarily due to a gain from our commodity derivative instruments for the nine months ended September 30, 2019, compared to a loss in the same period in 2018. The overall increase in total revenue was partially offset by decreases in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income.
Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2019 were lower than the nine months ended September 30, 2018 due to lower realized commodity prices. Our mineral and royalty interest oil and condensate volumes increased 3% in the nine months ended September 30, 2019 relative to the corresponding period in 2018, primarily driven by production increases in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 92% and 90% of total oil and condensate volumes for the nine months ended September 30, 2019 and 2018, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2019 were lower than the nine months ended September 30, 2018 due to lower realized commodity prices, partially offset by increased production volumes, largely in the Haynesville/Bossier play, as well as in the Permian Basin. Mineral and royalty interest production accounted for 68% and 59% of our natural gas volumes for the nine months ended September 30, 2019 and 2018, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2019, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2018. The change in gain (loss) from our commodity derivative instruments between the comparative periods is due to realized gains and unrealized losses on our oil and natural gas commodity contracts resulting in a net gain on commodity derivatives in the nine months ended September 30, 2019 compared to realized and unrealized losses in the corresponding prior period. In the nine months ended September 30, 2019, we recognized $18.3 million of realized gains and $6.0 million of unrealized losses from our oil and natural gas commodity contracts, compared to $20.5 million of realized losses and $47.7 million of unrealized losses in the same period in 2018. The unrealized losses on our commodity contracts during the nine months ended September 30, 2019 were primarily driven by changes in the forward commodity price curves for oil, partially offset by changes in the forward commodity price curves for natural gas. The unrealized losses on our commodity contracts during the corresponding period in 2018 were primarily driven by changes in the forward commodity price curves for oil.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2019 was lower than the same period in 2018. Leasing activity in the Permian Basin, as well as the Bakken/Three Forks, Wilcox, and Woodbine trends made up the majority of lease bonus revenue in the nine months ended September 30, 2019, while a substantial portion of the activity in the corresponding prior period came from the Permian Basin, as well as the Austin Chalk, Bakken/Three Forks, Canyon Lime, Douglas, Eagle Ford, Frio, Haynesville/Bossier, and Woodford trends.
Operating and Other Expenses
Lease operating expense. Lease operating expense increased for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to higher nonrecurring service-related expenses, including workovers, on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. For the nine months ended September 30, 2019, production costs and ad valorem taxes decreased as compared to the nine months ended September 30, 2018, as a result of lower commodity prices, partially offset by increased oil and natural gas production volumes.
Exploration expense. Exploration expense for the nine months ended September 30, 2019 primarily consisted of costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider. Exploration expense for the nine months ended September 30, 2018 primarily related to the costs incurred on the Pepperjack B#1 well.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to the impact of lower depletion rates partially offset by higher production volumes.
General and administrative. For the nine months ended September 30, 2019, general and administrative expenses decreased as compared to the same period in 2018, primarily due to lower costs associated with our incentive compensation plans. This change was driven by higher costs recognized in the prior comparative period on incentive compensation awarded in connection with our initial public offering in 2015 that fully vested in the first quarter of 2019, higher costs recognized in the prior comparative period due to projected overperformance relative to performance targets, and a decrease in our common unit price period over period.
Interest expense. Interest expense was higher in the nine months ended September 30, 2019 than in the prior period primarily due to increased outstanding borrowings partially offset by lower interest rates under our Credit Facility. Average outstanding borrowings during the nine months ended September 30, 2019 were higher than the nine months ended September 30, 2018 due to the funding of acquisitions in 2019 and 2018.

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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018	Change

	(in thousands)
Cash flows provided by operating activities	$306,310	$289,719	$16,591
Cash flows used in investing activities	(48,833)	(143,725)	94,892
Cash flows used in financing activities	(260,925)	(147,195)	(113,730)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. The increase in cash flows from operations was primarily due to a net increase in cash flows from changes in operating assets and liabilities for the nine months ended September 30, 2019 compared to a net decrease for the same period of 2018 and net cash received on settlement of commodity derivative instruments for the nine months ended September 30, 2019 compared to net cash paid for the same period of 2018. The overall increase in cash flows from operations was partially offset by decreased oil and condensate sales and natural gas and NGL sales driven by lower realized commodity prices and decreased lease bonus and other income.
Investing Activities. Net cash used in investing activities decreased in the first nine months of 2019 as compared to the corresponding period in 2018. The decrease was primarily due to reduced oil and natural gas property acquisitions and expenditures.
Financing Activities. Cash flows used in financing activities for the nine months ended September 30, 2019 increased primarily due to increased distributions to common and subordinated unitholders, increased repurchases of common units, decreased net borrowings under our Credit Facility, and no common units sold under our at-the-market offering program during the current period.

Development Capital Expenditures
Our 2019 total development capital expenditure budget associated with our non-operated working interests is expected to be approximately $5.0 million, net of farmout reimbursements, of which $4.0 million has been invested in the nine months ended September 30, 2019. The majority of this capital will be spent for workovers on existing wells in which we own a working interest or for acquiring new leasehold acreage for subsequent farmout in the Haynesville/Bossier play.
Acquisitions
We spent approximately $43.0 million and issued common units valued at $0.9 million during the nine months ended September 30, 2019 related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties. See Note 4 – Oil and Natural Gas Properties to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Effective May 4, 2018, the borrowing base redetermination increased the borrowing base to $600.0 million. Effective October 31, 2018, the borrowing base was further increased to $675.0 million and remained at that level until the most recent redetermination, effective October 23, 2019, which reduced the borrowing base to $650.0 million. Our Credit Facility terminates on November 1, 2022. As of September 30, 2019, we had outstanding borrowings of $413.0 million at a weighted-average interest rate of 4.30%.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of September 30, 2019, we were in compliance with all debt covenants.
Contractual Obligations
As of September 30, 2019, there have been no material changes to our contractual obligations previously disclosed in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of September 30, 2019, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2018 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the nine months ended September 30, 2019 by 10%. This results in an approximate 1.9% reduction of proved reserve volumes as compared to the unadjusted September 30, 2019 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2019, we had nine counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of September 30, 2019, we had $413.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 4.3%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $3.1 million for the nine months ended September 30, 2019, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows, or results of operations.
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
Risks Related to our Business
Cessation or protracted slowdowns of activity in the Shelby Trough area could adversely affect our results of operations.
In 2018, we generated 8.6% of our royalty revenues from two operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. These operators have recently decided to limit their Shelby Trough drilling activity, and one of the operators has released acreage in the area. Geographic and operator concentration heightens the effect of operational risks, including:
•operator's diversion of drilling capital to other areas, where our royalty interest is less meaningful or nonexistent;
•adverse changes to the operators' financial positions;
•unanticipated geographic or environmental constraints in the Shelby Trough; or
•delay or cancellation of construction or operation of LNG export facilities in the Gulf of Mexico.
If drilling activity in this area does not resume at the previous rate, production may decrease, reducing cash generated from operations and, without offsetting cost reductions, cash available for distribution.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 5, 2019	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)