Form 10-K
period 2019-12-31
Black Stone Minerals, L.P.
filed 2020-02-25
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 001-37362

Black Stone Minerals, L.P. (Exact Name of Registrant As Specified in its charter)

Delaware	47-1846692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1001 Fannin Street, Suite 2020 Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

(713) 445-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	BSM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $2,409,774,181 on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $15.50 per unit as reported by the New York Stock Exchange on such date. As of February 19, 2020, 205,944,172 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
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
Authorization for Expenditures (AFE). A budgeting document, usually prepared by an operator, to list estimated expenses of drilling a well to a specified depth, casing point or geological objective, and then either completing or abandoning the well. This estimate of expenses is provided to partners for approval prior to commencement of drilling or subsequent operations.
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
Proved developed producing reserves (PDP). Proved reserves expected to be recovered from existing completion intervals in existing wells.
Proved reserves. The estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
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
Resource play or play. A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic, and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism, and hydrocarbon type.
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
•the overall supply and demand for oil and natural gas, and regional supply and demand factors, delays, or interruptions of production;
•our ability to replace our oil and natural gas reserves;
•our ability to identify, complete, and integrate acquisitions;
•general economic, business, or industry conditions;
•competition in the oil and natural gas industry;
•the level of drilling activity by our operators particularly in areas such as the Shelby Trough where we have concentrated acreage positions;
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
•the ability of our operators to keep pace with technological advancements; and
•certain factors discussed elsewhere in this Annual Report.
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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
General
We are one of the largest owners and managers of oil and natural gas mineral interests in the United States ("U.S."). Our principal business is maximizing the value of our existing mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests. We maximize value through marketing our mineral assets for lease, creatively structuring the terms on those leases to encourage and accelerate drilling activity, and selectively participating alongside our lessees on a working interest basis. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for stable to growing production and reserves over time, allowing the majority of generated cash flow to be distributed to unitholders.
We own mineral interests in approximately 16.8 million gross acres, with an average 43.5% ownership interest in that acreage. We also own NPRIs in 1.8 million gross acres and ORRIs in 1.7 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in approximately 69,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Spring in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

PART I

Our Assets
As of December 31, 2019, our total estimated proved oil and natural gas reserves were 68,543 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of the reserves as of December 31, 2019, approximately 88.9% were proved developed reserves (approximately 86.5% proved developed producing and 2.4% proved developed non-producing) and approximately 11.1% were proved undeveloped reserves. At December 31, 2019, our estimated proved reserves were 25% oil and 75% natural gas.
The locations of our oil and natural gas properties are presented on the following map. Additional information related to these properties is provided below under "Our Properties" based on major geographical region and by material resource play as denoted on the map below.

MONTANA THRUST BELT
Bakken / Three Forks
WILLISTON
BIGHORN
POWDER RIVER
MICHIGAN BASIN
APPALACHIAN
ROCKY MOUNTAINS
GREATER GREEN RIVER
EASTERN GREAT
DENVER / JULESBURG
FOREST CITY
ILLINOIS BASIN
UINTA-PICEANCE
NORTH PARK
MID-CONTINENT
WESTERN US
EASTERN US
SAN JOAQUIN
PARADOX
SANTA MARIA
SAN JUAN
RATON
DALHART
CHEROKEE PLATFORM
VENTURA
ANADARKO
WHITTENBURG
ARKOMA
VALLEY AND RIDGE
LOS ANGELES
PALO DURO
BLACK WARRIOR
ARDMORE
MARIETTA
SOUTHWESTERN US
FORT WORTH
Delaware
Midland
TX-LA-MS SALT
Haynesville / Bossier
PERMIAN
GULF COAST
MARFA
WESTERN GULF
Eagle Ford
BLACK STONE MINERALS
Basins
Resource Plays
BSM Mineral & Royalty Acreage
Counties Containing BSM Mineral & Royalty Acreage

Mineral and Royalty Interests
Mineral interests are real-property interests that are typically perpetual and grant ownership of the oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party. When those rights are leased, usually for a three-year term, we typically receive an upfront cash payment, known as lease bonus, and we retain a royalty interest, which entitles us to a cost-free percentage (usually ranging from 20% to 25%) of production or revenue from production. A lessee can extend the lease beyond the initial lease term with continuous drilling, production, or other operating activities or by making an extension payment. When production or drilling ceases, the lease terminates, allowing us to lease the exploration and development rights to another party. Mineral interests generate the substantial majority of our revenue and are also the assets over which we have the most influence.
In addition to mineral interests, we also own other types of non-cost-bearing royalty interests, which include:
•Nonparticipating royalty interests (“NPRIs”), which are royalty interests that are carved out of the mineral estate and represent the right, which is typically perpetual, to receive a fixed, cost-free percentage of production or revenue from production, without an associated right to lease or receive lease bonus; and
•Overriding royalty interests (“ORRIs”), which are royalty interests that burden working interests and represent the right to receive a fixed, cost-free percentage of production or revenue from production from a lease. ORRIs remain in effect until the associated leases expire.
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2019, approximately 26% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests. We have relied on representations made in the relevant purchase agreements to determine leasing status of recently acquired acreage.
The majority of our producing mineral and royalty interest acreage is pooled with third-party acreage to form pooled units. Pooling proportionately reduces our royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which we have such reduced royalty interest.
Non-Operated Working Interests
We own non-operated working interests related to our mineral interests in various plays across our asset base. The majority of our working interest exposure is in the Haynesville/Bossier play in East Texas where we own non-operated working interests alongside XTO Energy Inc. ("XTO Energy"), a subsidiary of Exxon Mobil Corporation, and BPX Energy, a subsidiary of BP plc. In 2017, we entered into farmout arrangements (discussed below) for our entire working interest position in that area. We also hold working interests acquired through working interest participation rights, which we often include in the terms of our leases. This participation right complements our core mineral and royalty interest business because it allows us to realize additional value from our minerals. Under the terms of the relevant leases, we are typically granted a unit-by-unit or a well-by-well option to participate on a non-operated working interest basis in drilling opportunities on our mineral acreage. This right to participate in a unit or well is exercisable at our sole discretion. We generally only exercise this option when the results from prior drilling and production activities have substantially reduced the economic risk associated with development drilling and where we believe the probability of achieving attractive economic returns is high.
Beginning in 2017, we significantly reduced the number of wells in which we participate with a working interest. We generally farm out or sell these participation rights to third parties and often retain some form of non-cost-bearing interest in those wells, such as an overriding royalty interest.
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 25% of our total production volumes during the year ended December 31, 2019. As of December 31, 2019, we owned non-operated working interests in 9,717 gross (348 net) wells.
Our 2020 capital expenditure budget associated with our non-operated working interests is expected to be approximately $5 million. The majority of this capital will be spent for workovers on existing wells in which we own a working interest.

Farmout Agreements
In 2017, we entered into two farmout arrangements designed to reduce our working interest capital expenditures and thereby significantly lower our capital spending other than for mineral and royalty interest acquisitions. Under these agreements, we conveyed our rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.
On February 21, 2017, we announced that we entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy. We have an approximate 50% working interest in the acreage and are the largest mineral owner. A total of 20 wells were drilled over an initial phase, beginning with wells spud after January 1, 2017. Canaan elected to participate in an additional phase that began in September 2018 and continues for the earlier of 2 years or until 20 wells have been drilled. As of December 31, 2019, a total of 17 wells have been drilled during the second phase. After the completion of the second phase, Canaan will have the option to elect to participate in a similar third phase. During the first three phases of the agreement, Canaan commits on a phase-by-phase basis and funds 80% of our drilling and completion costs and is assigned 80% of our working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of our working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of our costs for those wells on a well-by-well basis. We receive an ORRI before payout and an increased ORRI after payout on all wells drilled under the agreement. From the inception of the agreement through December 31, 2019, we have received $90.0 million from Canaan under the agreement as reimbursement for capital costs associated with farmed-out working interests. As of December 31, 2019, $0.9 million was included in the Other long-term liabilities line item of the consolidated balance sheet for reimbursements received associated with farmed-out working interests not yet assigned to Canaan.
On November 21, 2017, we entered into a farmout agreement with Pivotal Petroleum Partners ("Pivotal"), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of our remaining working interests under active development in the Shelby Trough area of East Texas targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan farmout) until November 2025. Pivotal will earn our remaining working interest in wells operated by XTO Energy in San Augustine County, Texas not covered by the Canaan farmout (10% working interest on an 8/8ths basis), as well as 100% of our working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by BPX Energy in San Augustine and Angelina Counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding our working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, we will obtain a majority of the original working interest in such well group. From the inception of the agreement through December 31, 2019, a total of 68 wells have been drilled in the contract area and we have received $115.2 million from Pivotal under the agreement as reimbursement for capital costs associated with farmed-out working interests. As of December 31, 2019, $0.9 million was included in the Other long-term liabilities line item of the consolidated balance sheet for reimbursements received associated with farmed-out working interests not yet assigned to Pivotal. Our development agreement with BPX Energy terminated in 2019 with respect to the majority of our acreage covered by the agreement. As such, Pivotal retains minimal rights or obligations related to the farmout for that area. We remain engaged with Pivotal around farmout opportunities with potential new operators in the area forfeited by BPX Energy.
As a result of the farmout agreements with Canaan and Pivotal, we expect net capital requirements associated with non-operated working interests to be minimal in 2020.

Our Properties
BSM Land Regions
We divide the contiguous U.S. into major geographical regions that we refer to as "BSM Land Regions." The following provides an overview of these regions:
•Gulf Coast. The Gulf Coast region consists of the land area along the Gulf of Mexico from South Texas through Florida. This region includes the Western Gulf (onshore), East Texas Basin, Louisiana-Mississippi Salt Basin, and South Florida Basin.
•Southwestern U.S. The Southwestern U.S. region consists of the land area north of the Mexico-United States border from north-central Texas westward through Arizona. This region includes the Permian Basin, Fort Worth Basin, Bend Arch, Palo Duro Basin, Dalhart Basin, and Marfa Basin.
•Rocky Mountains. The Rocky Mountains region consists of the land area along the Rocky Mountains from Northern New Mexico through Montana and North Dakota. This region includes the Williston Basin, Montana Thrust Belt, Bighorn Basin, Powder River Basin, Greater Green River Basin, Denver-Julesburg Basin, Uinta-Piceance Basin, Park Basin, Paradox Basin, San Juan Basin, and Raton Basin.
•Eastern U.S. The Eastern U.S. region consists of the land area east of the Mississippi River and north of the Gulf Coast region. This region includes the Michigan Basin, Illinois Basin, Appalachian Basin, and Black Warrior Basin.
•Mid-Continent. The Mid-Continent region extends from Oklahoma north through Minnesota. This region includes the Anadarko Basin, Arkoma Basin, Forest City Basin, Cherokee Platform, Marietta Basin, and Ardmore Basin.
•Western U.S. The Western U.S. region consists of the land area west of the Rocky Mountains and Southwestern U.S. regions. This region includes the San Joaquin Basin, Santa Maria Basin, Ventura Basin, Los Angeles Basin, Sacramento Basin, and Eastern Great Basin.
The following tables present information about our mineral and royalty interests and working interests by BSM Land Region:

	Acreage as of December 31, 2019[1]
	Mineral and Royalty Interests						Working Interests[2]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Gulf Coast	7,924,882	52.1%	553,760	4.2%	239,634	4.1%	504,345	93,953
Southwestern US	2,765,243	25.7%	1,005,794	3.5%	202,774	1.8%	60,679	17,610
Rocky Mountains	2,123,750	15.4%	243,637	3.4%	911,583	2.5%	95,588	16,289
Eastern US	1,657,142	47.4%	1,727	4.0%	74,892	1.4%	13,487	1,346
Mid-Continent	1,286,657	34.4%	39,071	3.9%	286,257	3.7%	40,302	23,731
Western US	1,025,564	89.2%	333	1.8%	32,965	2.9%	—	—
Total	16,783,238	43.5%	1,844,322	3.7%	1,748,105	2.8%	714,401	152,929

1 We may own more than one type of interest in the same tract of land. For example, where we have acquired non-operated working interests related to our mineral interests in a given tract, our working interest acreage in that tract will relate to the same acres as our mineral interest acreage in that tract. Consequently, some of the acreage shown for one type of interest may also be included in the acreage shown for another type of interest. Because of our non-operated working interests, overlap between working interest acreage and mineral and royalty interest acreage can be significant; overlap between the different types of mineral and royalty interests is not significant.
2 This excludes acreage for which we have incomplete seller records.
3 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the BSM Land Region. Our weighted average royalty interest for all of our mineral interests is approximately 20%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
4 Refers to our average royalty interest. Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in the BSM Land Region. NPRIs may be denominated as a “fractional royalty,” which entitles the owner to the stated fraction of gross production, or a “fraction of royalty,” where the stated fraction is multiplied by the lease royalty. In cases where our land documentation does not specify the form of NPRI, we have assumed a fractional royalty for purposes of the average royalty interests shown above.

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2019[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2019	2018	2017	2019	2018	2017
Gulf Coast	12,796	2,091	20,702	16,425	13,016	10,312	11,869	10,056
Southwestern US	31,068	1,156	7,052	5,081	2,966	180	278	426
Rocky Mountains	13,923	2,047	5,463	7,050	4,440	678	934	1,157
Eastern US	2,055	256	750	886	1,027	24	22	24
Mid-Continent	8,372	4,166	2,223	2,366	2,343	897	1,120	1,287
Western US	831	1	257	270	269	1	—	—
Total	69,045	9,717	36,447	32,078	24,061	12,092	14,223	12,950
1 We own both mineral and royalty interests and working interests in 4,199 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 75% of our aggregate production for the year ended December 31, 2019.
•Bakken/Three Forks. The Bakken shale and underlying Three Forks formation are located in the Williston Basin, which covers parts of North Dakota, South Dakota, and Montana in the U.S., and Saskatchewan and Manitoba in Canada. The U.S. portion of the Bakken/Three Forks play is within the Rocky Mountains BSM Land Region. We have significant exposure in these plays through our mineral and royalty interests as well as through our working interests.
•Haynesville/Bossier. The Haynesville/Bossier formation, located in East Texas and Western Louisiana, is within the Gulf Coast BSM Land Region and is one of the largest producing natural gas formations in the U.S. The play’s prospective acreage is evenly divided between East Texas and Western Louisiana, and while we have significant exposure through our mineral and royalty interests and working interests across the entire play, the majority of our acreage is located in East Texas, with a particular concentration in the prolific southern portion of the Shelby Trough in San Augustine, Nacogdoches, and Angelina Counties.
•Permian-Midland. The Midland Basin, which is a sub-basin within the Permian Basin, is located in West Texas in the Southwestern U.S. BSM Land Region. It is separated from the Delaware Basin to the west by a carbonate platform called the Central Basin Platform. We refer to the various Permian-aged resource plays within the Midland Basin as the Permian-Midland. These plays include the various members of the Spraberry and Wolfcamp formations. Our interests in the Permian-Midland resource plays are almost exclusively mineral and royalty interests.

•Permian-Delaware. The Delaware Basin, which is a sub-basin within the Permian Basin, is located in West Texas and southeastern New Mexico in the Southwestern U.S. BSM Land Region. It is separated from the Midland Basin to the east by a carbonate platform called the Central Basin Platform. We refer to the various Permian-aged resource plays within the Delaware Basin as the Permian-Delaware. These plays include the various members of the Bone Spring, Avalon, and Wolfcamp formations. Our interests in the Permian-Delaware resource plays are almost exclusively mineral and royalty interests.
•Eagle Ford. The Eagle Ford shale is located in South Texas within the Gulf Coast BSM Land Region and produces from various depths between 4,000 and 14,000 feet. We are experiencing a significant level of development drilling on our mineral interests within the oil and rich-gas and condensate areas of the play.
The following tables present information about our mineral and royalty interests and non-operated working interests by material resource play.

	Acreage as of December 31, 2019[1]
	Mineral and Royalty Interests						Working Interests[2]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Bakken/ Three Forks	397,824	17.1%	39,022	1.3%	12,897	1.3%	53,456	7,266
Haynesville/Bossier	403,047	61.5%	28,516	2.2%	27,384	6.8%	303,847	52,290
Permian-Midland	231,875	7.3%	138,604	1.1%	106,970	0.6%	160	4
Permian-Delaware	133,167	10.9%	37,308	0.8%	5,243	2.9%	2,482	1,151
Eagle Ford	66,967	14.3%	106,729	1.3%	48,440	2.2%	1,147	87
1 We may own more than one type of interest in the same tract of land. For example, where we have acquired non-operated working interests related to our mineral interests in a given tract, our working interest acreage in that tract will relate to the same acres as our mineral interest acreage in that tract. Consequently, some of the acreage shown for one type of interest may also be included in the acreage shown for another type of interest. Because of our non-operated working interests, overlap between working interest acreage and mineral and royalty interest acreage can be significant; overlap between the different types of mineral and royalty interests is not significant.
2 This excludes acreage for which we have incomplete seller records.
3 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the resource play. Our weighted average royalty interest for all of our mineral interests is approximately 20%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
4 Refers to our average royalty interest. Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in the resource play. NPRIs may be denominated as a “fractional royalty,” which entitles the owner to the stated fraction of gross production, or a “fraction of royalty,” where the stated fraction is multiplied by the lease royalty. In cases where our land documentation does not specify the form of NPRI, we have assumed a fractional royalty for purposes of the average royalty interests shown above.

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2019[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2019	2018	2017	2019	2018	2017
Bakken/ Three Forks	3,693	509	4,150	5,007	2,769	541	693	812
Haynesville/Bossier	1,084	100	15,091	10,273	5,943	9,364	10,657	10,972
Permian-Midland	1,895	2	2,621	1,792	717	—	1	—
Permian-Delaware	527	26	2,932	2,207	791	52	65	157
Eagle Ford	874	25	1,631	1,920	1,768	12	12	16
1 We own both mineral and royalty interests and working interests in 844 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2019, 2018, and 2017 shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Mr. Richard B. Talley, Jr. Mr. Talley, a Licensed Professional Engineer in the State of Texas (License No. 102425), has been practicing consulting petroleum engineering at NSAI since 2004 and has over five years of prior industry experience. He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. As technical principal, Mr. Talley meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report as of December 31, 2019 is attached as an exhibit to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Brock Morris, our former Senior Vice President, Engineering and Geology, was primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Morris is a petroleum engineer with approximately 34 years of reservoir-engineering and operations experience.
Our historical proved reserve estimates were prepared in accordance with our internal control procedures. Throughout the year, our technical team met with NSAI to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with our prescribed internal control procedures. Our internal controls over the reserves estimation process include verification of input data used in the reserves evaluation software as well as reviews by our internal engineering staff and management, which include the following:
•Comparison of historical operating expenses from the lease operating statements to the operating costs input in the reserves database;
•Review of working interests, net revenue interests, and royalty interests in the reserves database against our well ownership system;

•Review of historical realized commodity prices and differentials from index prices compared to the differentials used in the reserves database;
•Evaluation of capital cost assumptions derived from Authority for Expenditure estimates received;
•Review of actual historical production volumes compared to projections in the reserve report;
•Discussion of material reserve variances among our internal reservoir engineers and our Senior Vice President, Engineering and Geology; and
•Review of preliminary reserve estimates by our senior management with our internal technical staff.
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of our estimated proved reserves as of December 31, 2019, 2018, and 2017 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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

The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2019[1]	2018[2]	2017[3]
	(Unaudited)
Estimated proved developed reserves[4]:
Oil (MBbls)	17,050	17,567	17,891
Natural gas (MMcf)	263,371	278,233	233,017
Total (MBoe)	60,945	63,939	56,727
Estimated proved undeveloped reserves[5]:
Oil (MBbls)	—	—	8
Natural gas (MMcf)	45,587	35,787	67,257
Total (MBoe)	7,598	5,965	11,218
Estimated proved reserves:
Oil (MBbls)	17,050	17,567	17,899
Natural gas (MMcf)	308,958	314,020	300,274
Total (MBoe)	68,543	69,904	67,945
Percent proved developed	88.9%	91.5%	83.5%
1 Estimates of reserves as of December 31, 2019 were prepared using oil and natural gas prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period from January through December 2019. For oil volumes, the average WTI spot oil price of $55.85 per barrel is used for estimates of reserves for all the properties as of December 31, 2019. This average price is adjusted for quality, transportation fees, and market differentials.  For natural gas volumes, the average Henry Hub price of $2.58 per MMBTU is used for estimates of reserves for all the properties as of December 31, 2019. This average price is adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties are $52.15 per barrel for oil and $2.36 per Mcf for natural gas.
2 Estimates of reserves as of December 31, 2018 were prepared using oil and natural gas prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period January through December 2018. For oil volumes, the average WTI spot oil price of $65.56 per barrel is used for estimates of reserves for all the properties as of December 31, 2018. These average prices are adjusted for quality, transportation fees, and market differentials.  For natural gas volumes, the average Henry Hub price of $3.10 per MMBTU is used for estimates of reserves for all the properties as of December 31, 2018. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties are $62.81 per barrel for oil and $2.98 per Mcf for natural gas.
3 Estimates of reserves as of December 31, 2017 were prepared using oil and natural gas prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period January through December 2017. For oil volumes, the average WTI spot oil price of $51.34 per barrel is used for estimates of reserves for all the properties as of December 31, 2017. These average prices are adjusted for quality, transportation fees, and market differentials.  For natural gas volumes, the average Henry Hub price of $2.98 per MMBTU is used for estimates of reserves for all the properties as of December 31, 2017. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties are $46.59 per barrel for oil and $2.70 per Mcf for natural gas.
4 As of December 31, 2019 and 2018, no proved developed reserves were attributable to noncontrolling interests in our consolidated subsidiaries. Proved developed reserves of 61 MBoe were attributable to noncontrolling interests in our consolidated subsidiaries as of December 31, 2017.
5 As of December 31, 2019, 2018, and 2017, no proved undeveloped reserves were attributable to noncontrolling interests in our consolidated subsidiaries.

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
Additional information regarding our estimated proved reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the estimated proved reserve report as of December 31, 2019, which is included as an exhibit to this Annual Report.
Estimated Proved Undeveloped Reserves
As of December 31, 2019, our PUDs comprised 45,587 MMcf of natural gas, for a total of 7,598 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2019 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2018	5,965
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	3,366
Revisions of previous estimates	(548)
Transfers to estimated proved developed	(1,185)
As of December 31, 2019	7,598
New PUD reserves totaling 3,366 MBoe were added during the year ended December 31, 2019, resulting from development activities in the Haynesville/Bossier play. In 2019 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2019, we had reductions of 548 MBoe of PUD reserves, primarily as a result of the plugging and abandonment of one well due to mechanical issues and converted the remaining 1,185 MBoe of PUD reserves to PDP reserves.
During the year ended December 31, 2019, no costs were incurred, net of farmout reimbursements, relating to the development of locations that were classified as PUDs as of December 31, 2018. Additionally, during the year ended December 31, 2019, we incurred $3.3 million, net of farmout reimbursements, drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2018. There are no estimated future development costs projected for the development of PUD reserves as of December 31, 2019. All our PUD drilling locations as of December 31, 2019 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have received and approved an AFE. As of December 31, 2019, our PUD reserves consisted of 11 wells waiting on completion, 6 wells in various stages of completion, and 3 wells in various stages of drilling. As of December 31, 2019, approximately 11% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2019, 27% of our production and 57% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGL sales were 73% of our production and 43% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Production:
Oil and condensate (MBbls)	4,777	4,962	3,552
Natural gas (MMcf)[1]	77,635	71,622	59,779
Total (MBoe)	17,716	16,899	13,515
Average daily production (MBoe/d)	48.5	46.3	37.0
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$55.20	$62.53	$47.78
Natural gas and natural gas liquids sales (per Mcf)[1]	$2.57	$3.47	$3.19
Unit Cost per Boe:
Production costs and ad valorem taxes	$3.42	$3.81	$3.51
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2019[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	47,814	3,692	66
Natural Gas	21,231	6,025	282
Total	69,045	9,717	348
1 We own both mineral and royalty interests and working interests in 4,199 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2019:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	670,614	8,047,662	8,718,276
Southwestern U.S.	875,580	3,098,231	3,973,811
Rocky Mountains	727,395	2,551,575	3,278,970
Eastern U.S.	82,272	1,651,489	1,733,761
Mid-Continent	553,635	1,058,350	1,611,985
Western U.S.	18,845	1,040,017	1,058,862
Total	2,928,341	17,447,324	20,375,665
1 Includes acreage for mineral interests, NPRIs, and ORRIs. We may own more than one type of interest in the same tract of land. For example, where we have acquired non-operated working interests related to our mineral interests in a given tract, our working interest acreage in that tract will relate to the same acres as our mineral interest acreage in that tract. Consequently, some of the acreage shown for one type of interest may also be included in the acreage shown for another type of interest. Because of our non-operated working interests, overlap between working interest acreage and mineral and royalty interest acreage can be significant; overlap between the different types of mineral and royalty interests is not significant.
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2019:

	Developed Acreage[1]		Undeveloped Acreage[1]		Total Acreage[1]
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	241,305	38,423	263,040	55,530	504,345	93,953
Southwestern U.S.	16,030	11,693	44,649	5,917	60,679	17,610
Rocky Mountains	83,120	15,009	12,468	1,280	95,588	16,289
Eastern U.S.	13,408	1,346	79	—	13,487	1,346
Mid-Continent	39,316	23,711	986	20	40,302	23,731
Western U.S.	—	—	—	—	—	—
Total	393,179	90,182	321,222	62,747	714,401	152,929
1 We may own more than one type of interest in the same tract of land. For example, where we have acquired non-operated working interests related to our mineral interests in a given tract, our working interest acreage in that tract will relate to the same acres as our mineral interest acreage in that tract. Consequently, some of the acreage shown for one type of interest may also be included in the acreage shown for another type of interest. Because of our non-operated working interests, overlap between working interest acreage and mineral and royalty interest acreage can be significant; overlap between the different types of mineral and royalty interests is not significant.

The following table lists the net undeveloped acres, the net acres expiring in the years ending December 31, 2020, 2021, and 2022, and, where applicable, the net acres expiring that are subject to extension options:

	2020 Expirations		2021 Expirations		2022 Expirations
Net Undeveloped Acreage	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
62,747	3,698	1,277	4,191	549	976	395
Drilling Results for Our Working Interests
The following table sets forth information with respect to the number of wells completed on our properties during the periods indicated, excluding wells subject to our farmout agreements. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, the quantities of reserves found, and the economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

	Year Ended December 31,
	2019	2018	2017
Gross development wells:
Productive	—	6.0	23.0
Dry	—	—	—
Total	—	6.0	23.0
Net development wells:
Productive	—	2.5	6.1
Dry	—	—	—
Total	—	2.5	6.1
Gross exploratory wells:
Productive	1.0	—	—
Dry	—	1.0	—
Total	1.0	1.0	—
Net exploratory wells:
Productive	0.3	—	—
Dry	—	1.0	—
Total	0.3	1.0	—
As of December 31, 2019, we had no wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

Environmental Matters
Oil and natural gas exploration, development, and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state, and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations that carry substantial administrative, civil, and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive, and other protected areas, require action to prevent, or remediate pollution from current or historic operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses, and authorizations, require that additional pollution controls be installed, and impose substantial liabilities for pollution resulting from operations. The strict, joint, and several liability nature of such laws and regulations could impose liability upon our operators, or us as working interest owners if the operator fails to perform, regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. In addition, many environmental statues contain citizen suit provisions, and environmental groups frequently use these provisions to oppose oil and natural gas exploration and development activities and related projects. The long-term trend in environmental regulation has been towards more stringent regulations, and any changes that impact our operators and result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect our business and prospects. Below is a summary of environmental laws applicable to operations on our properties.
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

Water Discharges
 The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act” (“CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States ("WOTUS"). Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. Most recently, on January 23, 2020, the EPA and Corps replaced the WOTUS rule adopted in 2015 with the narrower Navigable Waters Protection Rule, and litigation is expected. Therefore, the scope of jurisdiction under the CWA is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.
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
In addition, the SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that presents an imminent and substantial endangerment to humans, which could result in orders prohibiting or limiting the operations of oil and natural gas production facilities. The EPA has asserted regulatory authority pursuant to the SDWA's Underground Injection Control ("UIC") program over hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued guidance covering such activities. The SDWA also regulates saltwater disposal wells under the UIC Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of, order disposal wells to cease operations, or limited the construction of new wells. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances, or force them to curtail operations.
Noncompliance with the Clean Water Act, SDWA, or the OPA may result in substantial administrative, civil, and criminal penalties, as well as injunctive obligations, all of which could affect production from our properties and adversely affect our business and prospects.
Air Emissions
The federal Clean Air Act ("CAA") and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8- hour primary and secondary standards, and the agency completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit the ability of our operators to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Separately, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.
Climate Change
The threat of climate change continues to attract considerable attention in the United States and in foreign countries, numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and implement New Source Performance Standards directing the reduction of methane from certain facilities in the oil and natural gas sector. Following the change in administration, there have been attempts to modify these regulations, and litigation is ongoing.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored "Paris Agreement," for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates seeking the office of the President of the United States in 2020. These declarations have included plans to ban hydraulic fracturing, which would adversely affect production on our properties. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of our interests. Additionally, political, litigation, and financial risks may result in our oil and natural gas operators restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of our interests. One or more of these developments could have a material adverse effect on our business, financial condition, or results of operation.

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
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings.
Several states where we own interests in oil and gas producing properties, including Colorado, North Dakota, Louisiana, Oklahoma, and Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, in Texas, the Texas Railroad Commission (“RRC”) published a final rule in October 2014 governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections, and structure maps relating to the disposal area in question.  If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend, or terminate the permit application or existing operating permit for that well. Similarly, Oklahoma has imposed strict limits on the operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. For example, in April 2019, Colorado adopted legislation that requires the Colorado Oil and Gas Conservation Commission ("COGCC") to prioritize public health and environmental concerns in its decisions and delegates considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until the COGCC publishes new rules in keeping with the legislation. Additionally, activist groups have submitted new ballot proposals for the 2020 election year, including proposals for increased drilling setbacks and increased bonding requirements. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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

Marketing and Major Customers
If we were to lose a significant customer, such loss could impact revenue derived from our mineral and royalty interest or working interest properties. The loss of any single lessee is mitigated by our diversified customer base.  The following table indicates our significant customers that accounted for 10% or more of our total oil and natural gas revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
XTO Energy	18%	15%	21%
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
Employees
We are managed and operated by the board of directors (the "Board") and executive officers of our general partner. All of our employees, including our executive officers, are employees of Black Stone Natural Resources Management Company (“Black Stone Management”). As of December 31, 2019, Black Stone Management had 115 full-time employees. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
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
Risks Related to Our Business
We may not generate sufficient cash from operations to pay distributions on our common units. If we make distributions, the holders of our Series B cumulative convertible preferred units have priority with respect to rights to share in those distributions over our common unitholders for so long as our Series B cumulative convertible preferred units are outstanding.
We may not generate sufficient cash from operations each quarter to pay distributions to our common unitholders. Our Series B cumulative convertible preferred unitholders have priority with respect to rights to share in distributions over our common unitholders for so long as our Series B cumulative convertible preferred units are outstanding. Furthermore, our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly basis or otherwise. The amount of cash to be distributed each quarter will be determined by the Board.
The amount of cash we are able to distribute each quarter principally depends upon the amount of revenues we generate, which are largely dependent upon the prices that our operators realize from the sale of oil and natural gas. The actual amount of cash we are able to distribute each quarter will be reduced by principal and interest payments on our outstanding debt, working-capital requirements, and other cash needs. In addition, we may restrict distributions, in whole or in part, to fund acquisitions and participation in working interests. If over the long term we do not retain cash for capital expenditures in amounts necessary to maintain our asset base, a portion of future distributions will represent distribution of our assets and the value of our common units could be adversely affected. Withholding cash for our capital expenditures may have an adverse impact on the cash distributions in the quarter in which amounts are withheld.
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
The amount of cash we distribute depends primarily upon our cash generated from operations and not solely on profitability, which may be affected by non-cash items. As a result, we may make cash distributions during periods in which we record net losses for financial accounting purposes and may be unable to make cash distributions during periods in which we record net income.
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
Our revenues, operating results, cash distributions to unitholders, and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control, including:
•the domestic and foreign supply of and demand for oil and natural gas;
•market expectations about future prices of oil and natural gas;
•the level of global oil and natural gas exploration and production;
•the cost of exploring for, developing, producing, and delivering oil and natural gas;
•the price and quantity of foreign imports and exports of oil and natural gas;
•political and economic conditions in oil producing regions, including the Middle East, Africa, South America, and Russia;

•the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•trading in oil and natural gas derivative contracts;
•the level of consumer product demand;
•weather conditions and natural disasters;
•technological advances affecting energy consumption;
•domestic and foreign governmental regulations and taxes;
•the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
•the proximity, cost, availability, and capacity of oil and natural gas pipelines and other transportation facilities;
•the price and availability of alternative fuels; and
•overall domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. The table below demonstrates such volatility for the periods presented.

	Year Ended December 31, 2019		During the Five Years Prior to 2020		As of December 31,
	High	Low	High[2]	Low[3]	2019	2018	2017
WTI spot crude oil ($/Bbl)[1]	$66.24	$46.31	$77.41	$26.19	$61.14	$45.15	$60.46
Henry Hub spot natural gas ($/MMBtu)[1]	4.25	1.75	6.24	1.49	2.09	3.25	3.69
1  Source: EIA
2  High prices for WTI and Henry Hub were in 2018
3  Low prices for WTI and Henry Hub were in 2016
Any prolonged substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders. We may use various derivative instruments in connection with anticipated oil and natural gas sales to minimize the impact of commodity price fluctuations. However, we cannot always hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be diminished.
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
Based on the EIA forecasts for 2020 and 2021, oil prices are expected to trade in a lower range compared to recent historical highs. Approximately 57% of our 2019 oil and natural gas revenues were derived from oil and condensate sales. Any additional decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
The spot WTI market price at Cushing, Oklahoma has declined from $98.17 per Bbl on December 31, 2013 to $61.14 per Bbl on December 31, 2019. The reduction in price has been caused by many factors, including substantial increases in U.S. oil production from unconventional (shale) reservoirs, with limited increases in demand. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties in addition to impairments taken during 2015 and 2016, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility (defined below) and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.
Based on the EIA forecasts for 2020 and 2021, natural gas prices are expected to trade in a range lower than historical highs. Approximately 43% of our 2019 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2019, natural gas prices at Henry Hub have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.49 per MMBtu in 2016. On December 31, 2019, the Henry Hub spot market price of natural gas was $2.09 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production in 2020, based on reports from the EIA, could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to further write down the value of our oil and natural gas properties in addition to impairments taken during 2015 and 2016, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness.
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
We depend partly on acquisitions to grow our reserves, production, and cash generated from operations. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:
•recoverable reserves;
•future oil and natural gas prices and their applicable differentials;
•development plans;
•operating costs; and
•potential environmental and other liabilities.
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
Even if we do make acquisitions that we believe will increase our cash generated from operations, these acquisitions may nevertheless result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, including, among other things:
•the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, operating expenses, and costs;
•a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
•a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
•the assumption of unknown liabilities, losses, or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
•mistaken assumptions about the overall cost of equity or debt;
•our ability to obtain satisfactory title to the assets we acquire;
•an inability to hire, train, or retain qualified personnel to manage and operate our growing business and assets; and
•the occurrence of other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation, or restructuring charges.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2019, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
•the capital costs required for drilling activities by our operators, which could be significantly more than anticipated;
•the ability of our operators to access capital;
•prevailing commodity prices;
•the availability of suitable drilling equipment, production and transportation infrastructure, and qualified operating personnel;
•the operators’ expertise, operating efficiency, and financial resources;
•approval of other participants in drilling wells;
•the operators’ expected return on investment in wells drilled on our acreage as compared to opportunities in other areas;
•the selection of technology;
•the selection of counterparties for the marketing and sale of production; and
•the rate of production of the reserves.

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
Cessation or protracted slowdown of activity in the Shelby Trough area could adversely affect our results of operations.
In 2019, we generated 14% of our royalty revenues and 58% of our working interest revenues from two operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. These operators have recently decided to limit their Shelby Trough drilling activity, and one of the operators has released acreage in the area. Geographic and operator concentration heightens the effect of operational risks, including:
•operators’ diversion of drilling capital to other areas, where our royalty interest is less meaningful or nonexistent;
•adverse changes to the operators’ financial positions;
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
The oil and natural gas industry is capital intensive. We have made and may make in the future substantial capital expenditures in connection with the acquisition of mineral and royalty interests and, to a lesser extent, participation in our non-operated working interests. To date, we have financed capital expenditures primarily with funding from cash generated by operations, limited borrowings under our Credit Facility, executed farmout agreements, and the issuance of equity securities.
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

Unless we replace the oil and natural gas produced from our properties, our cash generated from operations and our ability to make distributions to our common unitholders could be adversely affected.
Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and our operators’ production thereof and our cash generated from operations and ability to make distributions are highly dependent on the successful development and exploitation of our reserves. The production decline rates of our properties may be significantly higher than estimated if the wells on our properties do not produce as expected. We may also not be able to find, acquire, or develop additional reserves to replace the current and future production of our properties at economically acceptable terms, which would adversely affect our business, financial condition, results of operations, and cash distributions to our common unitholders.
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
The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials, supplies, and personnel. When shortages occur, the costs and delivery times of rigs, equipment, and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand. In accordance with customary industry practice, our operators rely on independent third-party service providers to provide many of the services and equipment necessary to drill new wells. If our operators are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer. Shortages of drilling rigs, equipment, raw materials, supplies, personnel, trucking services, tubulars, fracking and completion services, and production equipment could delay or restrict our operators’ exploration and development operations, which in turn could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders.
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
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2019, 2018, and 2017 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2019, 2018, and 2017 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2019, 2018, and 2017, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

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
Many key responsibilities within our business have been assigned to a small number of individuals. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team could disrupt our business. On February 24, 2020, Holbrook F. Dorn, Senior Vice President, Business Development, and Brock Morris, Senior Vice President, Engineering and Geology, departed from their positions, and we implemented a broad workforce reduction. If we are unable to manage an orderly transition, our business may be adversely affected.
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
Laws and regulations governing exploration and production may also affect production levels. Our operators must comply with federal and state laws and regulations governing conservation matters, including:
•provisions related to the unitization or pooling of the oil and natural gas properties;
•the establishment of maximum rates of production from wells;
•the spacing of wells;
•the plugging and abandonment of wells; and
•the removal of related production equipment.
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
Our operators engage in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal SDWA regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil and natural gas commissions. The EPA, however, issued effluent limitation guidelines in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.
Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings.
Several states where we own interests in oil and natural gas producing properties, including Colorado, North Dakota, Louisiana, Oklahoma, and Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, in Texas, the RRC published a final rule in October 2014 governing permitting or re-permitting of disposal wells that require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections, and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend, or terminate the permit application or existing operating permit for that well. Similarly, Oklahoma has imposed strict limits on the operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. For example, in April 2019, Colorado adopted legislation that requires the COGCC to prioritize public health and environmental concerns in its decisions and delegates considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until the COGCC publishes new rules in keeping with the legislation. Additionally, activist groups have submitted new ballot proposals for the 2020 election year, including proposals for increased drilling setbacks and increased bonding requirements. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2019, we had outstanding borrowings of $394.0 million and the aggregate maximum credit amounts of the lenders were $1.0 billion. Our borrowing base determined by the lenders under our Credit Facility in October 2019 is $650.0 million and the next semi-annual redetermination is scheduled for April 2020. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.

The operating and financial restrictions and covenants in our Credit Facility restrict, and any future financing agreements likely will restrict, our ability to finance future operations or capital needs, engage in, expand, or pursue our business activities, or pay distributions. Our Credit Facility restricts, and any future Credit Facility likely will restrict, our ability to:
•incur indebtedness;
•grant liens;
•make certain acquisitions and investments;
•enter into hedging arrangements;
•enter into transactions with our affiliates;
•make distributions to our unitholders; or
•enter into a merger, consolidation, or sale of assets.

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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 0.75% and 1.75%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” for a description of the interest rate on outstanding borrowings under our Credit Facility.
A series of risks arising out of the threat of climate change could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products that our operators produce.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries, numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and implement New Source Performance Standards directing the reduction of methane from certain facilities in the oil and natural gas sector. Following the change in administration, there have been attempts to modify these regulations, and litigation is ongoing.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored "Paris Agreement," for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates seeking the office of the President of the United States in 2020. These declarations have included plans to ban hydraulic fracturing, which would adversely affect production on our properties. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of our interests. Additionally, political, litigation and financial risks may result in our oil and natural gas operators restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of our interests. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events; if any of these effects were to occur, they could have a material adverse effect on our properties and operations.
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

Various security risks, including cyber attacks on businesses, have escalated in recent years. As one of the largest owners and managers of oil and natural gas mineral interests in the United States, we rely on electronic systems and networks to control and manage our business and have multiple layers of security to monitor, mitigate and manage these risks. However, these systems and networks, as well as our operators’ systems and networks and third-party infrastructure and operations, such as pipelines and transportation facilities, may be subject to sophisticated and deliberate security attacks and security breaches, which could lead to the corruption or loss of sensitive and valuable data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, material adverse effects on our reputation or financial position and other operational disruptions and third-party liabilities, including the cost of remedial actions. Cyber attacks and data breaches in particular are becoming more sophisticated and include, but are not limited to, malicious software, ransomware, attempts to gain unauthorized access to data, employee and third-party errors, and other electronic security breaches. If we or our operators were to experience an attack or a breach and security measures failed, the potential consequences to our businesses and the communities in which we operate could be significant. In addition, our efforts to monitor, mitigate and manage these evolving risks may result in increased capital and operating costs, but there can be no assurance that such efforts will be sufficient to prevent attacks or breaches from occurring.
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
The Board may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all on our common units. If we make distributions, our Series B cumulative convertible unitholders have priority with respect to rights to share in those distributions over our common unitholders for so long as our Series B cumulative convertible preferred units are outstanding.
Our partnership agreement generally provides that any distributions are paid each quarter as follows: (i) first, to the holders of Series B cumulative convertible preferred units equal to 7% per annum, subject to certain adjustments, and (ii) second, to the holders of common units. However, the Board could elect not to pay distributions for one or more quarters or at all. Please read

Part II, Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities — Cash Distribution Policy.”
Our partnership agreement does not require us to pay any distributions at all on our common units. Accordingly, investors are cautioned not to place undue reliance on the permanence of any distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the Board. If we make distributions, our Series B cumulative convertible preferred unitholders have priority with respect to rights to share in those distributions over our common unitholders for so long as our Series B cumulative convertible preferred units are outstanding. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities — Cash Distribution Policy — Series B Cumulative Convertible Preferred Units.”
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
Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 15% or more of any class of units then outstanding, other than the limited partners in BSMC prior to the IPO, their transferees, persons who acquired such units with the prior approval of the Board, holders of Series B cumulative convertible preferred units in connection with any vote, consent or approval of the Series B cumulative convertible preferred units as a separate class, and persons who own 15% or more of any class as a result of any redemption or purchase of any other person's units or similar action by us or any conversion of the Series B cumulative convertible preferred units at our option or in connection with a change of control may not vote on any matter.
Actions taken by our general partner may affect the amount of cash generated from operations that is available for distribution to unitholders.
The amount of cash generated from operations available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:
•amount and timing of asset purchases and sales;
•cash expenditures;
•borrowings and repayment of current and future indebtedness;

•issuance of additional units; and
•the creation, reduction, or increase of reserves in any quarter.
In addition, borrowings by us do not constitute a breach of any duty owed by our general partner to our unitholders.
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
We may issue additional common units and other equity interests without common unitholder approval, which would dilute holders of common units. However, subject to certain exceptions, our partnership agreement does not authorize us to issue units ranking senior to or at parity with our Series B cumulative convertible preferred units without Series B cumulative convertible preferred unitholder approval.
Under our partnership agreement, we are authorized to issue an unlimited number of additional interests, including common units, without a vote of the unitholders other than, in certain instances, approval of holders of our Series B cumulative convertible preferred units. Our issuance of additional common units or other equity interests of equal or senior rank will have the following effects:
•the proportionate ownership interest of common unitholders in us immediately prior to the issuance will decrease;
•the amount of cash distributions on each common unit may decrease;
•the ratio of our taxable income to distributions may increase;
•the relative voting strength of each previously outstanding common unit may be diminished; and
•the market price of the common units may decline.
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
As of December 31, 2019, we had 205,959,790 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2019 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.

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
Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy the “qualifying income” requirement within Section 7704(d)(1)(E) of the Internal Revenue Code. Based upon our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our common unitholders. Because an entity-level tax would be imposed upon us as a corporation, cash distributions to our common unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. Imposition of any of those taxes may substantially reduce the cash distributions to our common unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash generated from our operations and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the "Clean Energy for America Act," which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws or interpretations thereof may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted or adopted. Any such changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production. Additionally, future federal or state legislation may impose new or increased taxes or fees on oil and natural gas extraction.
In past years, legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation, to accompany lower U.S. federal income tax rates. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could increase costs or eliminate or postpone certain tax deductions that currently are available to us or our services providers with respect to oil and gas development. Any such changes could have an adverse effect on the Company’s financial position, results of operations, and cash flows.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible, or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustment that were paid on such common unitholders' behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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
A common unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, such common unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and could recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a common unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the common unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the common unitholder may recognize gain or loss from this disposition. Moreover, during the period of the loan, any of our income, gain, loss, or deduction with respect to those common units may not be reportable by the common unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Common unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
You, as a common unitholder, may be subject to state and local taxes and return filing requirements in jurisdictions where you do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, you likely will be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. We own assets and conduct business in several states, many of which impose a personal income tax and also impose income taxes on corporations and other entities. You may be required to file state and local income tax returns and pay state and local income taxes in these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state, and local tax returns and pay any taxes due in these jurisdictions. You should consult with your own tax advisors regarding the filing of such tax returns, the payment of such taxes and the deductibility of any taxes paid.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 19, 2020, there were 205,944,172 common units outstanding held by 488 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 19, 2020, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares our cumulative total unitholder return on our common units beginning on April 30, 2015, the date of pricing for our IPO, through December 31, 2019 with the S&P 500 index and the Alerian MLP index. The graph assumes that the value of the investment in our common units was $100.00 on April 30, 2015. Cumulative return is computed assuming reinvestment of distributions.

Cumulative Total Return on Common Units
$200
$175
$150
$125
$100
$75
$50
Investment Value
04/30/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
Alerian MLP Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

		As of December 31,
	As of April 30, 2015	2015	2016	2017	2018	2019
Black Stone Minerals, L.P.	$100.00	$78.22	$109.07	$110.89	$101.80	$90.19
S&P 500 Index	100.00	99.47	111.37	135.69	129.74	170.59
Alerian MLP Index	100.00	66.99	79.25	74.08	64.88	69.14

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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended December 31, 2019:

Purchases of Common Units
Period	Total Number of Common Units Purchased	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
October 1 – October 30, 2019[1]	1,017	$13.19	—	$70,819,075
1 Consists of units withheld to satisfy tax withholding obligations upon the vesting of certain restricted common units held by certain employees.
2 On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. All or a portion of any repurchases may be made under a Rule 10b5-1 plan, which would permit common units to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to acquire any particular amount of common units and may be modified or suspended at any time and could be terminated prior to completion.
Cash Distribution Policy
Our partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7% per annum, subject to certain adjustments; and
•second, to the holders of common units.
The amount of cash to be distributed each quarter will be determined by the Board following the end of that quarter after a review of our cash generated from operations for such quarter. We expect that we will distribute a substantial majority of the cash generated from our operations each quarter. The cash generated from operations for each quarter will generally equal our Adjusted EBITDA for the quarter, less cash needed for debt service, other contractual obligations, fixed charges, and reserves for future operating or capital needs that the Board may determine are appropriate. It is our intent, for at least the next several years, to finance most of our acquisitions and working interest capital needs with cash generated from operations, borrowings under our Credit Facility, our executed farmout agreements, and, in certain circumstances, proceeds from future equity and debt issuances. We may also borrow to make distributions to our unitholders where, for example, we believe that the distribution level is sustainable over the long term, but short-term factors may cause cash generated from operations to be insufficient to pay distributions at the then-current distribution levels on our common units. The Board can change the amount of the quarterly distributions, if any, at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis on our common units. Please read Part I, Item 1A. “Risk Factors — Risks Inherent in an Investment in Us — The Board may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all on our common units. If we make distributions, our Series B cumulative convertible preferred unitholders have priority with respect to rights to share in those distributions over our common unitholders for so long as our Series B cumulative convertible preferred units are outstanding.” For a description of the relative rights and privileges of our Series B cumulative convertible preferred units to distributions, please read "Series B Cumulative Convertible Preferred Units" below.
Replacement capital expenditures are expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base over the long term. The Board established a replacement capital expenditure estimate of $15.0 million for the period of April 1, 2016 to March 31, 2017, $13.0 million for the period of April 1, 2017 to March 31, 2018, and $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, we do not intend to establish a replacement capital expenditure estimate for periods subsequent to March 31, 2019.
Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy
There is no guarantee that we will make cash distributions to our unitholders. Our cash distribution policy may be changed at any time by the Board and is subject to certain restrictions, including the following:
•Our common unitholders have no contractual or other legal right to receive cash distributions from us on a quarterly or other basis, and if distributions are paid, common unitholders will receive distributions only to the extent the distribution amount exceeds distributions that are required to be paid to our Series B cumulative convertible preferred unitholders.
•Our Credit Facility restricts our distributions if there is a default under our Credit Facility or if our borrowing base is lower than the outstanding loans under our Credit Facility. Among other covenants, our Credit Facility requires we maintain a ratio of total debt to EBITDAX of 3.50:1.00 or less and a current ratio of 1.00:1.00 or greater. If we are unable to comply with these financial covenants or if we breach any other covenant under our Credit Facility or any future debt agreements, we could be prohibited from making distributions notwithstanding our stated distribution policy.
•Our general partner has the authority to establish cash reserves for the prudent conduct of our business, and the establishment of, or increase in, those reserves could result in a reduction in cash distributions to our unitholders. Our partnership agreement does not limit the amount of cash reserves that our general partner may establish. Any decision to establish cash reserves made by our general partner will be binding on our unitholders.
•Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.
•We may lack sufficient cash to pay distributions to our unitholders due to shortfalls in cash generated from operations attributable to a number of operational, commercial, or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, working-capital requirements, and anticipated cash needs.
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
Any distributions paid on our common units with respect to a quarter will be paid within 60 days after the end of such quarter.

Subordinated Units

The limited partners of BSM’s Predecessor acquired all of our subordinated units in connection with our IPO. The subordination period under the partnership agreement ended on the first business day after we earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there were no outstanding arrearages on our common units. This test was met upon the payment of the distribution for the first quarter of 2019. Accordingly, 96,328,836 subordinated units converted into 96,328,836 common units on May 24, 2019 and common units are no longer entitled to arrearages.
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
Series B Cumulative Convertible Preferred Units
The holders of our Series B cumulative convertible preferred units receive cumulative quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”), provided that the Distribution Rate will be adjusted as follows: commencing on the sixth anniversary of November 28, 2017 and readjusting every two years thereafter (each, a “Readjustment Date”), the rate will equal the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. We cannot pay any distributions on any junior securities, including any of our common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.

ITEM 6. SELECTED FINANCIAL DATA
The financial information below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.

	At December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit amounts)
Total revenue	$487,821	$609,568	$429,659	$260,833	$392,924
Net income (loss)	214,368	295,560	157,153	20,188	(101,305)
Net income (loss) attributable to the general partner and common units and subordinated units	193,368	274,511	152,145	14,437	(108,017)
Net income (loss) attributable to limited partners per common and subordinated unit (basic)[1]
Per common unit (basic)	$1.01	$1.46	$1.01	$0.26	$(0.56)
Per subordinated unit (basic)	0.64	1.25	0.56	(0.11)	(0.56)
Net income (loss) attributable to limited partners per common and subordinated unit (diluted)[1]
Per common unit (diluted)	$1.01	$1.45	$1.01	$0.26	$(0.56)
Per subordinated unit (diluted)	0.64	1.25	0.56	(0.11)	(0.56)
Cash distributions declared per common and subordinated unit
Per common unit	$1.48	$1.33	$1.20	$1.10	$0.42
Per subordinated unit	0.74	1.13	0.79	0.74	0.42
Total assets[2]	$1,545,208	$1,750,124	$1,576,451	$1,128,827	$1,061,436
Long-term debt	394,000	410,000	388,000	316,000	66,000
Total mezzanine equity	298,361	298,361	322,422	54,015	79,162
1 See Note 13 – Earnings Per Unit in the consolidated financial statements included elsewhere in this Annual Report.
2 We recorded noncash impairments of oil and natural gas properties in the amounts of $6.8 million and $249.6 million for the years ended December 31, 2016 and 2015, respectively. We did not have impairments of oil and natural gas properties for the years ended December 31, 2019, 2018, and 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2019 and 2018. For the discussion of changes from 2017 to 2018 and other financial information related to 2017, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2019.
Overview
We are one of the largest owners and managers of oil and natural gas mineral interests in the United States. Our principal business is maximizing the value of our existing portfolio of mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests. We maximize value through marketing our mineral assets for lease, creatively structuring the terms on those leases to encourage and accelerate drilling activity, and selectively participating alongside our lessees on a working interest basis. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for stable to growing production and reserves over time, allowing the majority of generated cash flow to be distributed to unitholders.
As of December 31, 2019, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 69,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
General and Administrative Expense Reductions
We have taken significant steps to reduce our general and administrative expenses, including broad workforce reductions and lower Board and executive compensation levels. In light of this initiative and the constrained acquisition environment, Brock Morris, Senior Vice President, Engineering and Geology, and Holbrook Dorn, Senior Vice President, Business Development, have stepped down from their roles. We expect to incur a one-time cash charge of approximately $5 million in the first quarter of 2020 associated with severance agreements for affected employees.
Acquisitions
In 2019 we acquired mineral and royalty interests primarily in the Permian Basin and in East Texas for aggregate consideration of $43.1 million in cash and $0.9 million in our common units. Additional information regarding acquisitions is contained in Note 4 – Oil and Natural Gas Properties to our consolidated financial statements included elsewhere in this Annual Report.
Shelby Trough Update
As previously disclosed, drilling activity has slowed on our Shelby Trough acreage in East Texas, in part due to the current natural gas price environment. XTO Energy Inc. has informed us that it intends to postpone most of its drilling and completion activity until late 2020 or thereafter. In addition, BPX Energy (“BPX”) has significantly reduced current development in the Shelby Trough and has released over 100,000 gross acres. Much of this area has been delineated with seismic data and through BPX’s drilling to date with successful wells in both the Haynesville and Bossier shales. While a protracted slowdown of activity in the Shelby Trough would reduce production and, in turn, cash available for distribution, we currently expect to place that acreage with another operator or operators in 2020.
End of the Subordination Period

The subordination period under the partnership agreement ended on the first business day after we earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there were no outstanding arrearages on the common units. This test was met upon the payment of the distribution for the first quarter of 2019. Accordingly, each outstanding subordinated unit converted into one common unit on May 24, 2019 and the priority right of the common unitholders ceased to exist.
Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. All or a portion of any repurchases may be made under a Rule 10b5-1 plan, which would permit common units to be repurchased when we might otherwise be precluded from doing so under applicable laws. The repurchase program does not obligate us to acquire any particular amount of common units and may be modified or suspended at any time and could be terminated prior to completion. We will periodically report the number of common units repurchased. In 2019, we repurchased a total of 136,665 common units for an aggregate cost of $2.2 million. As of December 31, 2019, we have repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from cash on hand or availability under the Credit Facility. Any repurchased units are canceled.

Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The EIA forecasts that WTI oil prices will average approximately $61.00 per Bbl in 2020 and $68.00 per Bbl in 2021. During the year ended December 31, 2019, the WTI oil spot price reached a low of $46.31 per Bbl on January 2, 2019 but increased to a high of $66.24 per Bbl on April 23, 2019.
The EIA forecasts that the Henry Hub spot natural gas price will average $2.21 per MMBtu for 2020 and $2.53 per MMBtu for 2021. During the year ended December 31, 2019, Henry Hub spot natural gas prices ranged from a high of $4.25 per MMBtu on March 4, 2019 to a low of $1.75 per MMBtu on December 27, 2019.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2019
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$61.14	$54.09	$58.20	$60.19
Henry Hub spot natural gas ($/MMBtu)[1]	$2.09	$2.37	$2.42	$2.73
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The following table shows the rig count at the end of each quarter presented:

	2019
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	677	713	793	816
Natural gas	125	146	173	190
Other	3	1	1	—
Total	805	860	967	1,006
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2020, at almost 2.0 Tcf, or 14% higher than the five-year average. The EIA expects inventories will reach almost 4.1 Tcf at the end of October 2020, which would be the highest end-of-October inventory level on record.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2019
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	771	826	526	210
Midwest	905	973	568	241
Mountain	173	199	134	64
Pacific	251	291	255	113
South Central	1,093	1,029	907	502
Total	3,193	3,318	2,390	1,130
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
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2019 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2019, we had hedged 82.6% of our available oil and condensate hedge volumes and 61.9% of our available natural gas hedge volumes for 2020.
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
Adjusted EBITDA and Distributable cash flow should not be considered an alternative to, or more meaningful than, net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of financial performance presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. as measures of our financial performance.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$214,368	$295,560	$157,153
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	109,584	122,653	114,534
Interest expense	21,435	20,756	15,694
Income tax expense (benefit)	(335)	2,309	—
Accretion of asset retirement obligations	1,117	1,103	1,026
Equity-based compensation	20,484	30,134	33,045
Unrealized (gain) loss on commodity derivative instruments	32,817	(53,066)	(11,691)
Adjusted EBITDA	399,470	419,449	309,761
Adjustments to Distributable cash flow:
Change in deferred revenue	42	1,260	(2,086)
Cash interest expense	(20,394)	(19,757)	(14,817)
(Gain) loss on sale of assets, net	—	(3)	(931)
Estimated replacement capital expenditures[1]	(2,750)	(11,500)	(13,500)
Cash paid to noncontrolling interests	—	(211)	(120)
Preferred unit distributions	(21,000)	(21,025)	(5,042)
Distributable cash flow	$355,368	$368,213	$273,265
1 The Board established a replacement capital expenditure estimate of $15.0 million for the period of April 1, 2016 to March 31, 2017, $13.0 million for the period of April 1, 2017 to March 31, 2018, and $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, we do not intend to establish a replacement capital expenditure estimate for periods subsequent to March 31, 2019.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2019	2018	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	4,777	4,962	(185)	(3.7)%
Natural gas (MMcf)[1]	77,635	71,622	6,013	8.4%
Equivalents (MBoe)	17,716	16,899	817	4.8%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$55.20	$62.53	$(7.33)	(11.7)%
Natural gas ($/Mcf)[1]	2.57	3.47	(0.90)	(25.9)%
Equivalents ($/Boe)	$26.13	$33.05	$(6.92)	(20.9)%
Revenue:
Oil and condensate sales	$263,678	$310,278	$(46,600)	(15.0)%
Natural gas and natural gas liquids sales[1]	199,265	248,243	(48,978)	(19.7)%
Lease bonus and other income	29,833	36,216	(6,383)	(17.6)%
Revenue from contracts with customers	492,776	594,737	(101,961)	(17.1)%
Gain (loss) on commodity derivative instruments	(4,955)	14,831	(19,786)	(133.4)%
Total revenue	$487,821	$609,568	$(121,747)	(20.0)%
Operating expenses:
Lease operating expense	$17,665	$18,415	$(750)	(4.1)%
Production costs and ad valorem taxes	60,533	64,364	(3,831)	(6.0)%
Exploration expense	397	7,943	(7,546)	(95.0)%
Depreciation, depletion, and amortization	109,584	122,653	(13,069)	(10.7)%
General and administrative	63,353	76,712	(13,359)	(17.4)%
Other expense:
Interest expense	21,435	20,756	679	3.3%
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
Revenue
Total revenue for the year ended December 31, 2019 decreased compared to the year ended December 31, 2018. The decrease in total revenue from the corresponding period is primarily due to decreased oil and condensate sales and natural gas and NGL sales as a result of lower realized commodity prices, lower lease bonus and other income, and a loss on commodity derivative instruments in 2019 compared to a gain in 2018. The overall decrease was partially offset by an increase in natural gas production. Production for 2019 averaged 48.5 MBoe per day, an increase of 2.2 MBoe per day compared to 2018.
Oil and condensate sales. Oil and condensate sales for the year ended December 31, 2019 were lower than the corresponding period in 2018 due to decreased production volumes and lower realized commodity prices. The decrease in oil and condensate production was primarily driven by lower production in the Bakken/Three Forks and Eagle Ford plays. Our mineral and royalty interest oil and condensate volumes accounted for 92% and 90% of total oil and condensate volumes for the years ended December 31, 2019 and 2018, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to lower realized commodity prices, partially offset by increased production volumes. The increase in natural gas production was primarily driven by higher production in the Haynesville/Bossier play. Mineral and royalty interest production accounted for 69% and 60% of our natural gas volumes for the years ended December 31, 2019 and 2018, respectively.
Gain (loss) on commodity derivative instruments.  During 2019, we recognized a loss from our commodity derivative instruments compared to a gain in 2018. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2019, we recognized $27.9 million of realized gains and $32.8 million of unrealized losses from our commodity derivatives, compared to $38.2 million of realized losses and $53.1 million of unrealized gains in 2018. The realized gains from our commodity derivatives during 2019 were primarily related to cash settlements received on natural gas derivative instruments, while the realized losses during 2018 were primarily related to cash settlements paid on oil derivative instruments. The unrealized losses on our commodity contracts in 2019 and the unrealized gains in 2018 were primarily driven by changes in the forward commodity price curves for oil during each period.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was lower for the year ended December 31, 2019, as compared to the same period in 2018. Leasing activity in the Bakken/Three Forks, Haynesville/Bossier, Permian, and Woodbine plays, as well as proceeds from the settlement of a dispute with one of our operators, made up the majority of lease bonus and other income in 2019. Leasing activity in the Bakken/Three Forks, Haynesville/Bossier, Permian, and Austin Chalk plays made up the majority of lease bonus and other income in 2018.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased in 2019 as compared to 2018, primarily due to decreased repairs and maintenance and other nonrecurring expenses on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2019, production and ad valorem taxes decreased as compared to the year ended December 31, 2018, as a result of lower commodity prices, partially offset by increased natural gas production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for 2019 primarily consisted of costs incurred to acquire third-party 3-D seismic information related to our mineral and royalty interests. Exploration expense for 2018 primarily related to the costs incurred on the PepperJack B#1 well.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2019 as compared to 2018, primarily due to the impact of lower depletion rates partially offset by higher production volumes. Lower depletion rates in 2019 were primarily driven by increases in estimated proved developed producing reserve quantities in the Haynesville/Bossier formation and the Permian Basin.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2019, general and administrative expenses decreased compared to 2018, primarily due to lower costs associated with our incentive compensation plans. This decrease was driven by higher costs recognized in 2018 on incentive compensation awarded in connection with our initial public offering in 2015, higher costs recognized in 2018 due to outperformance relative to performance targets, and lower costs recognized in 2019 on performance-based incentive awards due to the decrease in our common unit price period over period.
Other Expense
Interest expense. For the year ended December 31, 2019, interest expense increased compared to 2018, primarily due to higher average outstanding borrowings partially offset by lower interest rates under our Credit Facility. The increase in average outstanding borrowings was primarily due to the funding of acquisitions in 2019 and 2018.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties.
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
We intend to finance our future acquisitions with cash generated from operations, borrowings from our Credit Facility, and proceeds from any future issuances of equity and debt. Over the long-term, we intend to finance our working interest capital needs with our executed farmout agreements and internally-generated cash flows, although at times we may fund a portion of these expenditures through other financing sources such as borrowings under our Credit Facility. Replacement capital expenditures are expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base over the long-term. The Board established a replacement capital expenditure estimate of $15.0 million for the period of April 1, 2016 to March 31, 2017, $13.0 million for the period of April 1, 2017 to March 31, 2018, and $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, we do not intend to establish a replacement capital expenditure estimate for periods subsequent to March 31, 2019.
Cash Flows
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Cash flows provided by operating activities	$412,720	$385,378	$27,342
Cash flows used in investing activities	(48,623)	(163,804)	115,181
Cash flows provided by (used in) financing activities	(361,392)	(221,802)	(139,590)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. The increase in cash flows from operations was primarily due to a net increase in cash flows from changes in operating assets and liabilities for 2019 compared to a net decrease for 2018 and net cash received on settlement of commodity derivative instruments for 2019 compared to net cash paid for 2018. The overall increase in cash flows from operations was partially offset by decreased oil and condensate sales and natural gas and NGL sales driven by lower realized commodity prices and decreased lease bonus and other income.
Investing Activities. Net cash used in investing activities decreased in 2019 as compared to 2018. The decrease was primarily due to reduced oil and natural gas property acquisitions and expenditures, net of proceeds from our farmout agreements.
Financing Activities. Cash flows used in financing activities for 2019 increased as compared to 2018. The increase was primarily due to increased distributions to common and subordinated unitholders and net repayments under our Credit Facility in 2019 compared with net borrowing in 2018. We also sold no common units under our at-the-market offering program during 2019.
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
Our 2020 capital expenditure budget associated with our non-operated working interests is expected to be approximately $5 million, net of farmout reimbursements. The majority of this capital will be spent for workovers on existing wells in which we own a working interest.
During 2019, we spent approximately $4.3 million associated with our non-operated working interests, net of farmout reimbursements. The majority of this capital was spent for workovers on existing wells in which we own a working interest or for acquiring new leasehold acreage for subsequent farmout in the Haynesville/Bossier play.
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
Acquisitions
During 2019, we spent approximately $43.1 million and issued common units valued at $0.9 million related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties.
During 2018 we spent approximately $127.3 million and issued common units valued at $22.6 million related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties.
See Note 4 – Oil and Natural Gas Properties to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the "Credit Facility"), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2022. As of December 31, 2019, we had outstanding borrowings of $394.0 million at a weighted-average interest rate of 4.05%.

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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of December 31, 2019, we were in compliance with all debt covenants.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 0.75% and 1.75%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders.
Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2019 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit facility	$394,000	$—	$394,000	$—	$—
Operating lease obligations	5,606	1,371	2,796	1,439	—
Purchase commitments	1,049	1,049	—	—	—
Total	$400,655	$2,420	$396,796	$1,439	$—

Off-Balance Sheet Arrangements
At December 31, 2019, we did not have any material off-balance sheet arrangements.
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
Oil and natural gas properties are grouped in accordance with the Extractive Industries – Oil and Gas Topic of the Financial Accounting Standards Board Accounting Standards Codification.  The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field, which we also refer to as a depletable unit.
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $109.0 million, $122.5 million, and $114.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
We evaluate impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. We compare the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2019, 2018, and 2017.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2019, 2018, and 2017.
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
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2019 reserve report. Applying this discount results in an approximate 2% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2019 reserve report prepared by NSAI.
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
Lease bonus and other income
Given that we do not recognize lease bonus or other income until a lease agreement has been executed, at which point its performance obligation has been satisfied, and payment is received, we do not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period. Overall, there were no material changes in the timing of the satisfaction of our performance obligations or the allocation of the transaction price to our performance obligations in applying the guidance in ASC 606 as compared to legacy GAAP.
Prior-period performance obligations
We record oil and natural gas revenue in the month production is delivered to the purchaser. As a non-operator, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between our estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2019 and 2018, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Equity-Based Compensation
We recognize equity-based compensation expense for unit-based awards granted to our employees and the Board. Total compensation expense for unit-based awards is calculated based on the number of units expected to vest multiplied by the grant-date fair value per unit. Compensation expense for time-based restricted unit awards with graded vesting requirements are recognized using straight-line attribution over the requisite service period. Compensation expense related to the restricted performance unit awards is determined by multiplying the number of common units underlying such awards that, based on our estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated or straight-line attribution methods, depending on the terms of the award. Equity-based compensation expense related to unit-based awards is included in General and administrative expense within the consolidated statements of operations. Distribution equivalent rights for the restricted performance unit awards that are expected to vest are charged to partners’ capital. Please read Note 9 – Incentive Compensation within the consolidated financial statements included elsewhere in this Annual Report for additional information.
New and Revised Financial Accounting Standards
The effects of new accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies within the consolidated financial statements included elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been volatile for several years, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative financial instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based the difference between the fixed contract price and the market settlement price. The market settlement price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 5 – Commodity Derivative Financial Instruments and Note 6 – Fair Value Measurements to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Commodity prices have declined in recent years. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2019. Applying this discount results in an approximate 2% reduction of proved reserve volumes as compared to the undiscounted December 31, 2019 SEC pricing scenario.

Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2019, we had nine counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of December 31, 2019, we had $394.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 4.05%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $3.9 million for the year ended December 31, 2019, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide such reasonable assurance.
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

Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2019, which is included in the Annual Report on page F-4.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2020 Annual Meeting of Limited Partners (“2020 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2019.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2020 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2020 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2020 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the 2020 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019.

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
(a)(3) Exhibits
The following documents are filed as a part of this Annual Report or incorporated by reference:

Exhibit Number	Description

2.1**	Purchase and Sale Agreement, dated as of November 22, 2017, by and among Noble Energy Inc., Noble Energy Wyco, LLC, Noble Energy US Holdings, LLC, Rosetta Resources Operating LP, and Black Stone Minerals Company, L.P. (incorporated herein by reference to Exhibit 2.1 of Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362))

3.1	Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.1 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.2 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.3	First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

3.4	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

3.5	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of November 28, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

3.6	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of December 11, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

4.1*	Description of Securities

4.2	Registration Rights Agreement, dated as of November 28, 2017, by and between Black Stone Minerals, L.P. and Minerals Royalties One, L.L.C. (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

10.1^	Black Stone Minerals, L.P. Long-Term Incentive Plan, dated May 6, 2015, by Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

10.2	Fourth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Compass Bank, as Co-Syndication Agents, ZB Bank, N.A. DBA and Amegy Bank National Association, as Documentation Agent, and the lenders signatory thereto, dated as of November 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 7, 2017 (SEC File No. 001-37362)).

10.3	First Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and Compass Bank, as Co-Syndication Agents, ZB Bank, N.A., DBA Amegy Bank, National Association, as Documentation Agent, and a syndicate of lenders dated as of February 7, 2018.

10.4	Second Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of October 31, 2018 (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 5, 2018 (SEC File No. 001-37362)).

10.5^	Form of IPO Award Grant Notice and Award Agreement for Senior Management (Restricted Units) (incorporated herein by reference to Exhibit 10.9 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.6^	Form of IPO Award Grant Notice and Award Agreement for Senior Management (Performance Units) (incorporated herein by reference to Exhibit 10.10 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.7^	Form of Non-Employee Director Unit Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.8^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.9^	Form of Severance Agreement for Senior Vice Presidents (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.10^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362).

10.11^	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 of Black Stone Minerals, L.P.'s Annual Report on Form 10-K filed on February 28, 2018 (SEC File No. 001-37362)).

10.12	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals, L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 25, 2020	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	Chief Executive Officer and Chairman	February 25, 2020
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ Jeffrey P. Wood	President and Chief Financial Officer	February 25, 2020
Jeffrey P. Wood	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Vice President and Chief Accounting Officer	February 25, 2020
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ William G. Bardel	Director	February 25, 2020
William G. Bardel

/s/ Carin M. Barth	Director	February 25, 2020
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 25, 2020
D. Mark DeWalch

/s/ Ricky J. Haeflinger	Director	February 25, 2020
Ricky J. Haeflinger

/s/ Jerry V. Kyle, Jr.	Director	February 25, 2020
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 25, 2020
Michael C. Linn

/s/ John H. Longmaid	Director	February 25, 2020
John H. Longmaid

/s/ William N. Mathis	Director	February 25, 2020
William N. Mathis

/s/ William E. Randall	Director	February 25, 2020
William E. Randall

/s/ Alexander D. Stuart	Director	February 25, 2020
Alexander D. Stuart

/s/ Allison K. Thacker	Director	February 25, 2020
Allison K. Thacker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and Unitholders of Black Stone Minerals, L.P. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Stone Minerals, L.P. and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, Depletion and Amortization (“DD&A”) of Oil and Natural Gas Properties
Description of the Matter	At December 31, 2019, the net book value of the Partnership’s oil and natural gas properties was $1,432 million, and depreciation, depletion and amortization (“DD&A”) expense was $109 million for the year then ended. As discussed in Note 2, under the successful efforts method of accounting, DD&A is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves, as estimated by independent petroleum engineers. Leasehold acquisition costs and costs to acquire proved properties are amortized on the basis of total proved reserves, also estimated by independent petroleum engineers. Proved oil and natural gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Significant judgment is required by the independent petroleum engineers in evaluating geological and engineering data used to estimate oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including oil and natural gas price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to prepare the oil and natural gas reserve estimates as of December 31, 2019.

Auditing the Partnership’s DD&A calculation is especially complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved oil and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to prepare the oil and natural gas reserve estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculations, including comparing the proved oil and natural gas reserve amounts used to the Partnership’s reserve report.

Revenues from Contracts with Customers Accrual

Description of the Matter	At December 31, 2019, the Partnership had $71 million in accrued revenues from contracts with customers. As discussed in Note 2, the Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the consolidated balance sheets.

Auditing the Partnership’s revenues from contracts with customers accrual is complex and judgmental because it involves the evaluation of subjective management inputs and assumptions used in the calculation. Additionally, auditing the accrual is challenging because the Partnership’s mineral and royalty interests include ownership in a significant amount of producing wells.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to estimate the revenues from contracts with customers accrual, including management’s controls over the significant assumptions and completeness and accuracy of the data used in the calculation.

Our audit procedures included, among others, testing the significant inputs to the calculation of the revenues from contracts with customers accrual by agreeing them to source documentation and evaluating corroborative and contrary evidence. These inputs included oil and natural gas price assumptions and production estimates. Additionally, we assessed the completeness and accuracy of the revenues from contracts with customers accrual through analytic procedures, and we assessed the historical accuracy of the revenues from contracts with customers accrual through lookback procedures.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.
Houston, Texas
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Unitholders of Black Stone Minerals, L.P. and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), ("the COSO criteria”). In our opinion, Black Stone Minerals, L.P. and subsidiaries ("the Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020, expressed an unqualified opinion thereon.
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
February 25, 2020

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,119	$5,414
Accounts receivable	78,214	113,148
Commodity derivative assets	14,790	37,970
Prepaid expenses and other current assets	1,168	1,001
TOTAL CURRENT ASSETS	102,291	157,533
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,073,447 and $1,063,883 at December 31, 2019 and 2018, respectively	3,302,340	3,441,188
Accumulated depreciation, depletion, amortization, and impairment	(1,870,412)	(1,865,692)
Oil and natural gas properties, net	1,431,928	1,575,496
Other property and equipment, net of accumulated depreciation of $11,622 and $11,048 at December 31, 2019 and 2018, respectively	2,300	385
NET PROPERTY AND EQUIPMENT	1,434,228	1,575,881
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	8,689	16,710
TOTAL ASSETS	$1,545,208	$1,750,124
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,309	$4,149
Accrued liabilities	22,702	60,089
Commodity derivative liabilities	159	—
Other current liabilities	1,633	528
TOTAL CURRENT LIABILITIES	29,803	64,766
LONG-TERM LIABILITIES
Credit facility	394,000	410,000
Accrued incentive compensation	2,110	1,813
Commodity derivative liabilities	18	—
Asset retirement obligations	15,653	14,948
Other long-term liabilities	6,820	55,973
TOTAL LIABILITIES	448,404	547,500
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2019 and 2018, respectively	298,361	298,361
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 205,960 and 108,363 units outstanding at December 31, 2019 and 2018, respectively	798,443	714,823
Partners' equity — subordinated units, zero and 96,329 units outstanding at December 31, 2019 and 2018, respectively	—	189,440
TOTAL EQUITY	798,443	904,263
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,545,208	$1,750,124
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Oil and condensate sales	$263,678	$310,278	$169,728
Natural gas and natural gas liquids sales	199,265	248,243	190,967
Lease bonus and other income	29,833	36,216	42,062
Revenue from contracts with customers	492,776	594,737	402,757
Gain (loss) on commodity derivative instruments	(4,955)	14,831	26,902
TOTAL REVENUE	487,821	609,568	429,659
OPERATING (INCOME) EXPENSE
Lease operating expense	17,665	18,415	17,280
Production costs and ad valorem taxes	60,533	64,364	47,474
Exploration expense	397	7,943	618
Depreciation, depletion, and amortization	109,584	122,653	114,534
General and administrative	63,353	76,712	77,574
Accretion of asset retirement obligations	1,117	1,103	1,026
(Gain) loss on sale of assets, net	—	(3)	(931)
TOTAL OPERATING EXPENSE	252,649	291,187	257,575
INCOME (LOSS) FROM OPERATIONS	235,172	318,381	172,084
OTHER INCOME (EXPENSE)
Interest and investment income	159	183	49
Interest expense	(21,435)	(20,756)	(15,694)
Other income (expense)	472	(2,248)	714
TOTAL OTHER EXPENSE	(20,804)	(22,821)	(14,931)
NET INCOME (LOSS)	214,368	295,560	157,153
Net (income) loss attributable to noncontrolling interests	—	(24)	34
Distributions on Series A redeemable preferred units	—	(25)	(3,117)
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(1,925)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$193,368	$274,511	$152,145
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	169,375	154,662	98,389
Subordinated units	23,993	119,849	53,756
	$193,368	$274,511	$152,145
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$1.01	$1.46	$1.01
Weighted average common units outstanding (basic)	168,230	106,064	97,400
Per subordinated unit (basic)	$0.64	$1.25	$0.56
Weighted average subordinated units outstanding (basic)	37,740	96,099	95,149
Per common unit (diluted)	$1.01	$1.45	$1.01
Weighted average common units outstanding (diluted)	168,376	121,264	97,400
Per subordinated unit (diluted)	$0.64	$1.25	$0.56
Weighted average subordinated units outstanding (diluted)	37,740	96,346	95,149
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2016	95,721	95,164	$489,023	$181,602	$1,021	$671,646
Conversion of Series A redeemable preferred units	201	263	2,868	3,756	—	6,624
Repurchases of common and subordinated units	(446)	(39)	(7,893)	(292)	—	(8,185)
Issuance of common units, net of offering costs	2,002	—	32,458	—	—	32,458
Issuance of common units for property acquisitions	4,348	—	71,723	—	—	71,723
Restricted units granted, net of forfeitures	1,630	—	—	—	—	—
Equity-based compensation	—	—	39,205	152	—	39,357
Distributions	—	—	(119,963)	(74,836)	(120)	(194,919)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(2,694)	—	—	(2,694)
Net income (loss)	—	—	101,891	55,296	(34)	157,153
Distributions on Series A redeemable preferred units	—	—	(1,577)	(1,540)	—	(3,117)
Distributions on Series B cumulative convertible preferred units	—	—	(1,925)	—	—	(1,925)
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(623)	(23)	(10,879)	(342)	—	(11,221)
Purchase of noncontrolling interests	—	—	(1,026)	—	(680)	(1,706)
Issuance of common units, net of offering costs	2,244	—	40,537	—	—	40,537
Issuance of common units for property acquisitions	1,234	—	22,657	—	—	22,657
Restricted units granted, net of forfeitures	1,316	—	—	—	—	—
Equity-based compensation	—	—	40,733	219	—	40,952
Distributions	—	—	(141,777)	(108,174)	(211)	(250,162)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(3,698)	—	—	(3,698)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	—	(21,000)
Net income (loss)	—	—	175,675	119,861	24	295,560
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$—	$904,263
Conversion of subordinated units	96,329	(96,329)	142,149	(142,149)	—	—
Repurchases of common and subordinated units	(966)	—	(16,287)	—	—	(16,287)
Issuance of common units, net of offering costs	—	—	(43)	—	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	—	943
Restricted units granted, net of forfeitures	2,177	—	—	—	—	—
Equity-based compensation	—	—	23,490	—	—	23,490
Distributions	—	—	(233,155)	(71,284)	—	(304,439)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(2,852)	—	—	(2,852)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	—	(21,000)
Net income (loss)	—	—	190,375	23,993	—	214,368
BALANCE AT DECEMBER 31, 2019	205,960	—	$798,443	$—	$—	$798,443
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$214,368	$295,560	$157,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	109,584	122,653	114,534
Accretion of asset retirement obligations	1,117	1,103	1,026
Amortization of deferred charges	1,041	905	877
(Gain) loss on commodity derivative instruments	4,955	(14,831)	(26,902)
Net cash (paid) received on settlement of commodity derivative instruments	27,862	(38,235)	15,211
Equity-based compensation	20,484	30,134	33,044
Exploratory dry hole expense	3	6,785	—
Deferred rent	—	1,283	—
(Gain) loss on sale of assets, net	—	(3)	(931)
Changes in operating assets and liabilities:
Accounts receivable	35,044	(31,531)	(6,084)
Prepaid expenses and other current assets	(167)	210	(177)
Accounts payable, accrued liabilities, and other	(1,191)	11,474	(5,671)
Settlement of asset retirement obligations	(380)	(129)	(228)
NET CASH PROVIDED BY OPERATING ACTIVITIES	412,720	385,378	281,852
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(43,051)	(124,081)	(425,667)
Additions to oil and natural gas properties	(64,782)	(166,970)	(55,842)
Additions to oil and natural gas properties leasehold costs	(980)	(6,263)	(2,806)
Purchases of other property and equipment	(2,488)	(21)	(207)
Proceeds from the sale of oil and natural gas properties	1,174	9,009	11,102
Proceeds from farmouts of oil and natural gas properties	61,504	124,522	19,171
NET CASH USED IN INVESTING ACTIVITIES	(48,623)	(163,804)	(454,249)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	(43)	40,537	32,458
Proceeds from issuance of Series B cumulative convertible preferred units, net of offering costs	—	—	293,469
Distributions to common and subordinated unitholders	(304,439)	(250,121)	(194,799)
Distributions to Series A redeemable preferred unitholders	—	(690)	(3,777)
Distributions to Series B cumulative convertible preferred unitholders	(21,000)	(17,675)	—
Distributions to noncontrolling interests	—	(211)	(120)
Distributions equivalents paid	(2,981)	—	—
Redemption of Series A redeemable preferred units	—	(2,115)	(19,704)
Repurchases of common and subordinated units	(16,929)	(10,579)	(8,185)
Purchase of noncontrolling interests	—	(1,706)	—
Borrowings under credit facility	334,500	373,500	292,500
Repayments under credit facility	(350,500)	(351,500)	(220,500)
Debt issuance costs and other	—	(1,242)	(3,075)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(361,392)	(221,802)	168,267
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,705	(228)	(4,130)
Cash and cash equivalents — beginning of the year	5,414	5,642	9,772
Cash and cash equivalents — end of the year	$8,119	$5,414	$5,642
SUPPLEMENTAL DISCLOSURE
Interest paid	$20,470	$19,761	$14,761
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Black Stone Minerals, L.P. (“BSM” or the “Partnership”) is a publicly traded Delaware limited partnership that owns oil and natural gas mineral interests, which make up the vast majority of the asset base. The Partnership's assets also include nonparticipating royalty interests and overriding royalty interests. These interests, which are substantially non-cost-bearing, are collectively referred to as “mineral and royalty interests.” The Partnership’s mineral and royalty interests are located in 41 states in the continental United States ("U.S."), including all of the major onshore producing basins. The Partnership also owns non-operated working interests in certain oil and natural gas properties. On May 6, 2015, the Partnership completed its initial public offering (the "IPO") of 22,500,000 common units representing limited partner interests. The Partnership's common units trade on the New York Stock Exchange under the symbol "BSM."
Basis of Presentation
The accompanying audited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
The consolidated financial statements include the consolidated results of the Partnership, which also includes the results of the Noble Acquisition (as defined below) for the period from November 28, 2017 through December 31, 2019, as discussed in Note 4 – Oil and Natural Gas Properties.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents information about the Partnership's accounts receivable:

	December 31,
	2019	2018
	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$71,022	$107,804
Other	7,192	5,344
Total accounts receivable	$78,214	$113,148
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
Oil and natural gas properties are grouped in accordance with the Extractive Industries – Oil and Gas Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").  The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field, which the Partnership also refers to as a depletable unit.
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $109.0 million, $122.5 million, and $114.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The Partnership evaluates impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. The Partnership compares the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2019, 2018, and 2017.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2019, 2018, and 2017.
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
Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $0.6 million, $0.2 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued liabilities:
Accrued capital expenditures	$2,019	$32,945
Accrued incentive compensation	9,057	16,109
Accrued property taxes	8,131	5,822
Accrued other	3,495	5,213
Total accrued liabilities	$22,702	$60,089

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $1.0 million, $0.9 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in interest expense in the consolidated statements of operations.
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

Leases
On January 1, 2019, the Partnership adopted ASC 842, Leases, using the modified retrospective method. ASC 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance. The Partnership used January 1, 2019, the beginning of the period of adoption, as its date of initial application. The Partnership elected the package of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.

The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019. ROU assets and operating lease liabilities were less than 1% of the Partnership's total assets as of December 31, 2019 and were not considered material to the Partnership. There was no related impact on the consolidated statement of operations. The standard had no impact on the Partnership’s debt covenant compliance under existing agreements.

The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of December 31, 2019, none of the Partnership’s leases were classified as financing leases.

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
Oil and natural gas sales
Sales of oil and natural gas are recognized at the point control of the product is transferred to the customer and collectability of the sales price is reasonably assured. Oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The price the Partnership receives for natural gas is tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality and heat content of natural gas, and prevailing supply and demand conditions, so that the price of natural gas fluctuates to remain competitive with other available natural gas supplies. As each unit of product represents a separate performance obligation and the consideration is variable as it relates to oil and natural gas prices, the Partnership recognizes revenue from oil and natural gas sales using the practical expedient for variable consideration in ASC 606.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Lease bonus and other income
Given that the Partnership does not recognize lease bonus or other income until a lease agreement has been executed, at which point its performance obligation has been satisfied, and payment is received, the Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period. Overall, there were no material changes in the timing of the satisfaction of the Partnership's performance obligations or the allocation of the transaction price to its performance obligations in applying the guidance in ASC 606 as compared to legacy GAAP.

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2019 and 2018, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, commodity derivative financial instruments, and accounts payable, approximate their fair value at December 31,

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 and 2018 due to the short-term maturity of these instruments. See Note 6 – Fair Value Measurements for further discussion.
Incentive Compensation
Incentive compensation includes both liability awards and equity-based awards. The Partnership recognizes compensation expense associated with its incentive compensation awards using either straight-line or accelerated attribution over the requisite service period (generally the vesting period of the awards) depending on the given terms of the award, based on their grant date fair values. Liability awards are awards that are expected to be settled in cash or an unknown number of common units on their vesting dates. Liability awards are recorded as accrued liabilities based on the vested portion of the estimated fair value of the awards as of the grant date, which is subject to revision based on the impact of certain performance conditions associated with the incentive plans.
Incentive compensation expense is charged to General and administrative expense on the consolidated statements of operations. See Note 9 – Incentive Compensation for additional discussion.
Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which will remove, modify, and add certain required disclosures on fair value measurements. As amended, Topic 820 will no longer require the disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, certain modifications to current disclosure requirements will be made, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Certain disclosure requirements will also be added, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in place of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The new standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership does not believe the adoption of this update will have an impact on its financial position, results of operations, or liquidity.
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
The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2019	2018
	(in thousands)
Beginning asset retirement obligations	$15,475	$14,509
Liabilities incurred	209	245
Liabilities settled	(1,073)	(129)
Accretion expense	1,117	1,103
Revisions in estimated costs	976	(16)
Dispositions	(620)	(237)
Ending asset retirement obligations	$16,084	$15,475
Current asset retirement obligations	$431	$527
Non-current asset retirement obligations	$15,653	$14,948

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2019 Acquisitions
During the year ended December 31, 2019, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $44.0 million.
Acquisitions that were considered business combinations were primarily located in the Permian Basin. These acquisitions were funded with borrowings under the Partnership's Credit Facility (as defined in Note 8 - Credit Facility) and funds from operating activities. Acquisition related costs of $0.1 million were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the year ended December 31, 2019. The following table summarizes these acquisitions:

	Assets Acquired				Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash

	(in thousands)
February	$173	$8,437	$1	$8,611	$8,611
March	24	—	—	24	24
June	527	3,268	—	3,795	3,795
Total fair value	$724	$11,705	$1	$12,430	$12,430
In addition, during 2019, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers for an aggregate of $31.6 million. These acquisitions were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $30.7 million was funded with borrowings under the Partnership's Credit Facility and funds from operating activities, and $0.9 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
2018 Acquisitions
During the year ended December 31, 2018, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $149.9 million.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions that were considered business combinations were primarily located in the Permian Basin. The cash portion of the consideration paid for these acquisitions was funded with borrowings under the Partnership's Credit Facility and funds from operating activities. Acquisition related costs of $0.2 million were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the year ended December 31, 2018. The following table summarizes these acquisitions:

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
In addition, during 2018, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers for an aggregate of $58.2 million. These acquisitions were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $57.6 million was funded with borrowings under the Partnership's Credit Facility and funds from operating activities, and $0.6 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During 2018, the Partnership acquired the remaining noncontrolling interest in certain subsidiaries for $1.7 million and merged the subsidiaries into its existing structure. This acquisition was funded with borrowings under the Partnership's Credit Facility and funds from operating activities.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the final allocation of the fair value of the assets acquired and the acquisition-related costs.

	Assets Acquired
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash Consideration Paid[1]	Acquisition-Related Costs[2]
	(in thousands)
Noble Assets	$68,877	$256,542	$5,917	$331,336	$331,336	$247

1 Represents cash consideration paid on the Close Date, as adjusted for the $3.2 million purchase price adjustment recorded during the year ended December 31, 2018.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Noble Acquisition and are factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the Partnership's consolidated results of operations would have been had the acquisition been completed on January 1, 2016. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations for the combined company. The unaudited pro forma consolidated results reflect the following pro forma adjustments:

•Adjustments to recognize incremental revenue, production costs and ad valorem taxes, and DD&A expense attributable to the Noble Assets.
•Adjustment to recognize additional interest expense associated with the incremental borrowings under the Partnership's Credit Facility.
•Adjustment to recognize the quarterly distribution associated with the issuance of 14,711,219 Series B cumulative convertible preferred units.
•The Series B cumulative convertible preferred units were excluded from the calculation of pro forma diluted earnings per common unit for the periods presented above due to their antidilutive effect under the if-converted method.
•The Series B cumulative convertible preferred units do not have any impact to earnings per subordinated unit.

2017 Acquisitions

In addition to the Noble Acquisition, the Partnership closed on multiple acquisitions of mineral and royalty interests, which were also considered business combinations, during the year ended December 31, 2017. These acquisitions were primarily focused in the Delaware Basin and East Texas. The cash portion of the consideration paid for these acquisitions was funded with borrowings under the Partnership's Credit Facility and funds from operating activities. The following table summarizes these acquisitions:

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

1 Acquisition-related costs were expensed and included in the General and administrative expense line item of the consolidated statement of operations for the year ended December 31, 2017.

In addition, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers in East Texas as reflected in the table below. The cash portion of the consideration paid for these acquisitions was funded via borrowings under the Partnership's Credit Facility.

	Assets Acquired	Consideration Paid
	Unproved	Cash	Fair Value of Common Units Issued
	(in thousands)
Q1 2017	$21,189	$21,017	$172
Q2 2017	13,329	13,329	—
Q3 2017	19,946	15,205	4,741
Q4 2017	2,267	2,137	130
Total acquired	$56,731	$51,688	$5,043

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Farmout Agreements
In 2017, the Partnership entered into two farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lower its capital spending other than for mineral and royalty interest acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.

Canaan Farmout
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc. ("XTO Energy"), a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. A total of 20 wells were drilled over an initial phase, beginning with wells spud after January 1, 2017. Canaan elected to participate in an additional phase that began in September 2018 and continues for the earlier of 2 years or until 20 wells have been drilled. As of December 31, 2019, a total of 17 wells have been drilled during the second phase. After the completion of the second phase, Canaan will have the option to elect to participate in a similar third phase. During the first three phases of the agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership receives an overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement. From the inception of the agreement through December 31, 2019, the Partnership has received $90.0 million from Canaan under the agreement as reimbursement for capital costs associated with farmed-out working interests. When such reimbursements are received prior to assigning the wells to Canaan, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of December 31, 2019, $0.9 million was included in the Other long-term liabilities line item of the consolidated balance sheet for reimbursements received associated with farmed-out working interests not yet assigned to Canaan.

Pivotal Farmout
On November 21, 2017, the Partnership entered into a farmout agreement with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal will earn the Partnership's remaining working interest in wells operated by XTO Energy in San Augustine County, Texas not covered by the Canaan Farmout (10% working interest on an 8/8th basis), as well as 100% of the Partnership's working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by BPX Energy in San Augustine and Angelina counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. From the inception of the agreement through December 31, 2019, a total of 68 wells have been drilled in the contract area and the Partnership has received $115.2 million from Pivotal under the agreement as reimbursement for capital costs associated with farmed-out working interests. When such reimbursements are received prior to assigning the wells to Pivotal, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of December 31, 2019, $0.9 million was included in the Other long-term liabilities line item of the consolidated balance sheet for reimbursements received associated with farmed-out working interests not yet assigned to Pivotal. The Partnership's development agreement with BPX Energy terminated in 2019 with respect to the majority of the Partnership's acreage covered by the agreement. As such, Pivotal retains minimal rights or obligations related to the farmout for that area. The Partnership remains engaged with Pivotal around farmout opportunities with potential new operators in the area forfeited by BPX Energy.
As of December 31, 2018, $11.6 million and $41.2 million were included in the Other long-term liability line item of the consolidated balance sheet related to the farmout agreements with Canaan and Pivotal, respectively.

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
As of December 31, 2019, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2019 and 2018. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2019, the Partnership had nine counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Partnership's Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$19,028	$(4,238)	$14,790
Long-term asset	Deferred charges and other long-term assets	713	(105)	608
Total assets		$19,741	$(4,343)	$15,398
Liabilities:
Current liability	Commodity derivative liabilities	$4,397	$(4,238)	$159
Long-term liability	Commodity derivative liabilities	123	(105)	18
Total liabilities		$4,520	$(4,343)	$177

		As of December 31, 2018
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$38,746	$(776)	$37,970
Long-term asset	Deferred charges and other long-term assets	11,518	(1,450)	10,068
Total assets		$50,264	$(2,226)	$48,038
Liabilities:
Current liability	Commodity derivative liabilities	$776	$(776)	$—
Long-term liability	Commodity derivative liabilities	1,450	(1,450)	—
Total liabilities		$2,226	$(2,226)	$—
 Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2019	2018	2017
	(in thousands)
Beginning fair value of commodity derivative instruments	$48,038	$(5,028)	$(16,719)
Gain (loss) on oil derivative instruments	(34,728)	24,300	(5,091)
Gain (loss) on natural gas derivative instruments	29,773	(9,469)	31,993
Net cash paid (received) on settlements of oil derivative instruments	(8,536)	34,905	(10,901)
Net cash paid (received) on settlements of natural gas derivative instruments	(19,326)	3,330	(4,310)
Net change in fair value of commodity derivative instruments	(32,817)	53,066	11,691
Ending fair value of commodity derivative instruments	$15,221	$48,038	$(5,028)

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of December 31, 2019:

	Volume (Bbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2019
Fourth quarter	312,000	$58.50	$52.82	$63.75
2020
First quarter	630,000	$57.32	$54.92	$58.65
Second quarter	630,000	57.32	54.92	58.65
Third quarter	630,000	57.32	54.92	58.65
Fourth quarter	630,000	57.32	54.92	58.65

	Volume (Bbl)	Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract
Oil Collar Contracts:
2019
Fourth quarter	20,000	$65.00	$74.00
2020
First quarter	210,000	$56.43	$67.14
Second quarter	210,000	56.43	67.14
Third quarter	210,000	56.43	67.14
Fourth quarter	210,000	56.43	67.14

The Partnership had the following open derivative contracts for natural gas as of December 31, 2019:

	Volume (MMBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2020
First quarter	10,010,000	$2.69	$2.55	$2.74
Second quarter	10,010,000	2.69	2.55	2.74
Third quarter	10,120,000	2.69	2.55	2.74
Fourth quarter	10,120,000	2.69	2.55	2.74

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2019 and 2018.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2019 and 2018 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty
	Level 1	Level 2	Level 3	Netting	Total
	(In thousands)
As of December 31, 2019
Financial Assets
Commodity derivative instruments	$—	$19,741	$—	$(4,343)	$15,398
Financial Liabilities
Commodity derivative instruments	—	4,520	—	(4,343)	177
As of December 31, 2018
Financial Assets
Commodity derivative instruments	$—	$50,264	$—	$(2,226)	$48,038
Financial Liabilities
Commodity derivative instruments	—	2,226	—	(2,226)	—

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
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership's fair value assessments for recent acquisitions are included in Note 4 — Oil and Natural Gas Properties.
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2019 and 2018. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended December 31, 2019, 2018, and 2017.
NOTE 7 — SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. XTO Energy represented approximately 18%, 15%, and 21% of total oil and natural gas revenue for the years ended December 31, 2019, 2018, and 2017.
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
The weighted-average interest rate of the Credit Facility was 4.05% and 4.76% as of December 31, 2019 and 2018, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of December 31, 2019, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $394.0 million and $410.0 million at December 31, 2019 and 2018, respectively. The unused portion of the available borrowings under the Credit Facility were $256.0 million and $265.0 million at December 31, 2019 and 2018, respectively.
NOTE 9 — INCENTIVE COMPENSATION
Overview
The board of directors of the Partnership’s general partner (the "Board") established a long-term incentive plan (the “2015 LTIP”), pursuant to which non-employee directors of the Partnership’s general partner and certain employees and consultants of the Partnership and its affiliates are eligible to receive awards with respect to the Partnership’s common units. The 2015 LTIP permits the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights either in tandem with an award or as a separate award, cash awards, and other unit-based awards. Any vesting terms associated with incentive awards are based on a predetermined schedule as approved by the Board or a committee thereof.
Incentive compensation expense is included in General and administrative expense on the consolidated statements of operations. The total compensation expense related to common unit grants is measured as the number of units granted that are expected to vest multiplied by the grant-date fair value per unit. Incentive compensation expense is recognized using straight-line or accelerated attribution depending on the specific terms of the award agreements over the requisite service periods (generally equivalent to the vesting period).
Cash Awards
The Partnership may also provide from time to time short-term and long-term cash incentive and retention awards annually for its directors, executive officers, and certain other employees. Certain employees are entitled to receive cash bonuses based on service criteria over a four-year requisite service period ending in 2019. Payments are disbursed as vesting is attained on a graded annual basis. The last grant of such cash awards with graded vesting requirements was made in 2016 with vestings extending through December 31, 2019.
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

In conjunction with the adoption of the 2015 LTIP, the Board approved a grant of awards to each of the executive officers of the Partnership's general partner, certain other employees, and each of the non-employee directors of the Partnership’s general partner. The grants included restricted common units subject to limitations on transferability, customary forfeiture provisions, and service based graded vesting requirements that extended through March 15, 2019.

The Compensation Committee of the Board (the "Compensation Committee") annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2019 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2022. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2015 LTIP in the form of fully vested common units granted after each year of service.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about restricted units for the year ended December 31, 2019.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2018	1,334,016	$17.29
Granted	496,316	17.09
Vested	(778,956)	16.64
Converted	—	—
Forfeited	(13,117)	17.49
Unvested at December 31, 2019	1,038,259	17.67
The weighted-average grant-date fair value per unit for unit-based awards was $17.09, $17.95, and $18.48 for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, unrecognized compensation cost associated with restricted unit awards was $8.5 million, which the Partnership expects to recognize over a weighted-average period of 1.67 years. The fair value of units vested for the years ended December 31, 2019, 2018, and 2017 was $12.7 million, $12.9 million, and $25.1 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2019, 2018, and 2017.
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

The following table summarizes information about performance units for the year ended December 31, 2019.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2018	1,811,810	$15.94
Granted[1]	953,638	16.84
Vested	(1,378,188)	14.83
Forfeited	(18,178)	17.63
Unvested at December 31, 2019	1,369,082	17.66
1  Includes 457,322 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $16.84, $17.94, and $17.99 for the years ended December 31, 2019, 2018, and 2017, respectively. Unrecognized compensation cost associated with performance unit awards was $6.3 million as of December 31, 2019, which the Partnership expects to recognize over a weighted-average period of 1.82 years. The fair value of performance units vested for the years ended December 31, 2019, and 2018 was $22.7 million, and $1.5 million, respectively. No performance units vested for the year ended December 31, 2017.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Compensation
The table below summarizes incentive compensation expense recorded in General and administrative expenses in the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
Incentive compensation expense	2019	2018	2017
	(In thousands)
Cash — short and long-term incentive plan	$5,593	$9,301	$4,373
Equity-based compensation — restricted common and subordinated units	10,751	13,624	13,476
Equity-based compensation — restricted performance units	7,386	14,188	17,367
Board of Directors incentive plan	2,347	2,322	2,202
Total incentive compensation expense	$26,077	$39,435	$37,418

NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan, now NAMP Holdings, LLC, on November 28, 2017 as part of the Noble Acquisition, the Partnership acquired a 100% interest in Comin-Termin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 45.33% and 42.63% of the mineral interests held of record by Holdings and Temin, respectively, as of December 31, 2019. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of December 31, 2019, the Partnership had not received notice from any co-owner to exercise their repurchase option, and as such, no liability was recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2019 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of December 31, 2019 and 2018, there were no Series A redeemable preferred units outstanding. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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
For the year ended December 31, 2017, 19,704 Series A redeemable preferred units were redeemed for $20.2 million, including accrued unpaid yield, and 6,624 Series A redeemable preferred units totaling $6.6 million were converted into the equivalent of 200,996 common units and 263,247 subordinated units as a result of the mandatory conversion subsequent to December 31, 2016.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of December 31, 2019 and 2018. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain redemption provisions are outside the control of the Partnership.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net income (loss) attributable to the Partnership is allocated to the Partnership's general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period.
The Partnership assesses the Series A redeemable preferred units and the Series B cumulative convertible preferred units on an as-converted basis for the purpose of calculating diluted EPU. The Partnership’s restricted performance unit awards are contingently issuable units that are considered in the calculation of diluted EPU. The Partnership assesses the number of units that would be issuable, if any, under the terms of the arrangement if the end of the reporting period were the end of the contingency period.
The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$214,368	$295,560	$157,153
Net (income) loss attributable to noncontrolling interests	—	(24)	34
Distributions on Series A redeemable preferred units	—	(25)	(3,117)
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(1,925)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$193,368	$274,511	$152,145
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	169,375	154,662	98,389
Subordinated units	23,993	119,849	53,756
	$193,368	$274,511	$152,145
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	168,230	106,064	97,400
Effect of dilutive securities	146	15,200	—
Weighted average common units outstanding (diluted)	168,376	121,264	97,400
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	37,740	96,099	95,149
Effect of dilutive securities	—	247	—
Weighted average subordinated units outstanding (diluted)	37,740	96,346	95,149
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$1.01	$1.46	$1.01
Per subordinated unit (basic)	0.64	1.25	0.56
Per common unit (diluted)[1]	1.01	1.45	1.01
Per subordinated unit (diluted)[2]	0.64	1.25	0.56
1 For the year ended December 31, 2018, diluted net income (loss) attributable to common units includes distributions on Series B cumulative convertible preferred units of $21.0 million.
2 For the year ended December 31, 2018, diluted net income (loss) attributable to subordinated units includes distributions on Series A redeemable preferred units of $0.3 million.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Potentially dilutive securities (common units):
Series A redeemable preferred units on an as-converted basis	—	189	996
Series B cumulative convertible preferred units on an as-converted basis	14,968	—	1,612
	14,968	189	2,608

Potentially dilutive securities (subordinated units):
Series A redeemable preferred units on an as-converted basis	—	—	1,304

NOTE 14 — COMMON AND SUBORDINATED UNITS

Common and Subordinated Units

The common units and subordinated units represent limited partner interests in the Partnership. The partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 15% or more of any class of units then outstanding, other than the limited partners in Black Stone Minerals Company, L.P. prior to the IPO, their transferees, persons who acquired such units with the prior approval of the Board, holders of Series B cumulative convertible preferred units in connection with any vote, consent or approval of the Series B cumulative convertible preferred units as a separate class, and persons who own 15% or more of any class as a result of any redemption or purchase of any other person's units or similar action by the Partnership or any conversion of the Series B cumulative convertible preferred units at the Partnership's option or in connection with a change of control may not vote on any matter.
The holders of common units are and, prior to the end of the subordination period (as defined in the Partnership agreement), the subordinated units were, entitled to participate in distributions and exercise the rights and privileges provided to limited partners holding common units and subordinated units, respectively, under the partnership agreement. The subordination period under the partnership agreement ended on the first business day after the Partnership earned and paid an aggregate amount of at least $1.35 (the annualized minimum quarterly distribution applicable for quarterly periods ending March 31, 2019 and thereafter) multiplied by the total number of outstanding common and subordinated units for a period of four consecutive, non-overlapping quarters ending on or after March 31, 2019, and there were no outstanding arrearages on the common units. This test was met upon the payment of the distribution for the first quarter of 2019. Accordingly, each outstanding subordinated unit converted into one common unit on May 24, 2019 and the priority right of the common unitholders ceased to exist.
The partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7% per annum, subject to certain adjustments; and
•second, to the holders of common units.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Year Ended December 31,
	2019	2018	2017
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$1.48	$1.33	$1.20
Per subordinated unit[1]	0.74	1.13	0.79
1 For the six months ended December 31, 2019 there were no distributions on subordinated units as all subordinated units converted into common units on May 24, 2019.
Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. In 2019, the Partnership repurchased a total of 136,665 common units for an aggregate cost of $2.2 million. As of December 31, 2019, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability under the Credit Facility. Any repurchased units are canceled.
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
For the year ended December 31, 2019, the Partnership sold no common units under the ATM Program. For the year ended December 31, 2018, the Partnership sold 2,243,775 common units under the ATM Program for net proceeds of $40.5 million. For the year ended December 31, 2017, the Partnership sold 2,001,823 common units under the ATM Program for net proceeds of $32.5 million.
NOTE 15 — SUBSEQUENT EVENTS
Distribution
On February 5, 2020, the Board approved a distribution for the period from October 1, 2019 to December 31, 2019 of $0.30 per common unit. Distributions were paid on February 24, 2020 to unitholders of record at the close of business on February 17, 2020.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expense Reductions
The Partnership has taken significant steps to reduce its general and administrative expenses, including broad workforce reductions and lower Board and executive compensation levels. The Partnership expects to incur a one-time cash charge of approximately $5 million in the first quarter of 2020 associated with severance agreements for affected employees.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$2,288	$13,438	$96,596
Unproved	41,643	136,079	383,535
Exploration Costs	3	13,544	618
Development Costs[1]	34,617	165,198	81,056
Total	$78,551	$328,259	$561,805

1 See Note 4 – Oil and Natural Gas Properties for further discussion. Unproved properties include purchases of leasehold prospects. Development costs include costs incurred on farmout wells subject to reimbursement under the Partnership's farmout agreements.

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

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2019	2018
	(in thousands)
Proved properties[1]	$2,228,893	$2,377,305
Unproved properties	1,073,447	1,063,883
Total	3,302,340	3,441,188
Accumulated depreciation, depletion, amortization, and impairment	(1,870,412)	(1,865,692)
Oil and natural gas properties, net	$1,431,928	$1,575,496
1 Proved properties include capitalized costs related to farmout wells not yet assigned.

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

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2016	18,368	270,339	63,425
Revisions of previous estimates [1]	(2,298)	14,505	120
Purchases of minerals in place[2]	2,335	31,323	7,555
Extensions, discoveries and other additions[3]	3,046	43,886	10,360
Production	(3,552)	(59,779)	(13,515)
Net proved reserves at December 31, 2017	17,899	300,274	67,945
Revisions of previous estimates[1]	(35)	(11,027)	(1,873)
Purchases of minerals in place[4]	227	419	297
Extensions, discoveries and other additions[3]	4,438	95,976	20,434
Production	(4,962)	(71,622)	(16,899)
Net proved reserves at December 31, 2018	17,567	314,020	69,904
Revisions of previous estimates[1]	951	19,136	4,140
Purchases of minerals in place[4]	46	279	92
Extensions, discoveries and other additions[3]	3,263	53,158	12,123
Production	(4,777)	(77,635)	(17,716)
Net proved reserves at December 31, 2019	17,050	308,958	68,543
Net Proved Developed Reserves[5]
December 31, 2017	17,891	233,017	56,727
December 31, 2018	17,567	278,233	63,939
December 31, 2019	17,050	263,371	60,945
Net Proved Undeveloped Reserves[6]
December 31, 2017	8	67,257	11,218
December 31, 2018	—	35,787	5,965
December 31, 2019	—	45,587	7,598
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable technical revisions are related to well performance in certain Haynesville/ Bossier wells.
2 Includes the acquisition of mineral and royalty reserves primarily in East Texas, the Permian Basin, and the Williston Basin.
3 Includes extensions and additions related to drilling activities within multiple basins.
4 Includes the acquisition of mineral and royalty reserves primarily in East Texas and the Permian Basin.
5 As of December 31, 2018 and 2019, no proved developed reserves were attributable to noncontrolling interests in the Partnership's consolidated subsidiaries. As of December 31, 2017, proved developed reserves of 61 MBoe were attributable to noncontrolling interests.
6 As of December 31, 2018, 2017, and 2016, no proved undeveloped reserves were attributable to noncontrolling interests.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Future cash inflows	$1,619,147	$2,038,508	$1,643,582
Future production costs	(177,550)	(222,342)	(211,064)
Future development costs	(54,132)	(58,403)	(70,111)
Future income tax expense	(5,244)	(6,333)	(2,655)
Future net cash flows (undiscounted)	1,382,221	1,751,430	1,359,752
Annual discount 10% for estimated timing	(534,327)	(663,814)	(497,103)
Total[1]	$847,894	$1,087,616	$862,649

1 Includes standardized measure of discounted future net cash flows of approximately $0.5 million for December 31, 2017 attributable to noncontrolling interests in the Partnership’s consolidated subsidiaries.
The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Standardized measure, beginning of year	$1,087,616	$862,649	$603,015
Sales, net of production costs	(384,745)	(475,742)	(295,941)
Net changes in prices and production costs related to future production	(229,651)	275,091	161,221
Extensions, discoveries and improved recovery, net of future production and development costs	186,424	370,695	166,616
Previously estimated development costs incurred during the period	—	14,509	11,118
Revisions of estimated future development costs	1,198	(558)	2,653
Revisions of previous quantity estimates, net of related costs	51,405	(5,401)	60,476
Accretion of discount	109,158	86,441	60,512
Purchases of reserves in place, less related costs	1,730	8,975	113,342
Changes in timing and other	24,759	(49,043)	(20,363)
Net increase (decrease) in standardized measures	(239,722)	224,967	259,634
Standardized measure, end of year	$847,894	$1,087,616	$862,649

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

Selected Quarterly Financial Information—Unaudited
Quarterly financial data was as follows for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per unit data)
2019
Total revenue	$83,806	$163,618	$137,369	$103,028
Income (loss) from operations	14,594	100,666	75,233	44,679
Net income (loss)	9,017	95,087	70,247	40,017
Net income (loss) attributable to the general partner and common and subordinated units	3,767	89,837	64,997	34,767
Net income (loss) attributable to common and subordinated units per unit (basic)[1]
Per common unit (basic)	$0.02	$0.45	$0.32	$0.17
Per subordinated unit (basic)	0.02	0.39	—	—
Net income (loss) attributable to common and subordinated units per unit (diluted)[1]
Per common unit (diluted)	$0.02	$0.44	$0.32	$0.17
Per subordinated unit (diluted)	0.02	0.39	—	—
Cash distributions declared and paid per limited partner unit
Per common unit	$0.3700	$0.3700	$0.3700	$0.3700
Per subordinated unit	0.3700	0.3700	—	—
Total assets	$1,711,887	$1,724,555	$1,595,813	$1,545,208
Long-term debt	435,000	436,000	413,000	394,000
Total mezzanine equity	298,361	298,361	298,361	298,361
2018
Total revenue	$114,494	$109,309	$139,718	$246,047
Income (loss) from operations	47,960	33,524	66,180	170,717
Net income (loss)	41,957	28,690	60,775	164,138
Net income (loss) attributable to the general partner and common and subordinated units	36,655	23,488	55,503	158,865
Net income (loss) attributable to common and subordinated units per unit (basic)[1]
Per common unit (basic)	$0.23	$0.17	$0.27	$0.78
Per subordinated unit (basic)	0.13	0.06	0.27	0.78
Net income (loss) attributable to common and subordinated units per unit (diluted)[1]
Per common unit (diluted)	$0.23	$0.17	$0.27	$0.72
Per subordinated unit (diluted)	0.13	0.06	0.27	0.78
Cash distributions declared and paid per limited partner unit
Per common unit	$0.3125	$0.3125	$0.3375	$0.3700
Per subordinated unit	0.2088	0.2087	0.3375	0.3700
Total assets	$1,635,978	$1,669,464	$1,754,259	$1,750,124
Long-term debt	436,000	421,000	402,000	410,000
Total mezzanine equity	300,644	298,361	298,361	298,361
1 See Note 13 – Earnings Per Unit in the consolidated financial statements.