Form 10-Q
period 2020-03-31
Black Stone Minerals, L.P.
filed 2020-05-05
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 29, 2020, there were 206,709,448 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,040	$8,119
Accounts receivable	58,464	78,214
Commodity derivative assets	96,278	14,790
Prepaid expenses and other current assets	1,995	1,168
TOTAL CURRENT ASSETS	159,777	102,291
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,073,475 and $1,073,447 at March 31, 2020 and December 31, 2019, respectively	3,291,755	3,302,340
Accumulated depreciation, depletion, amortization, and impairment	(1,938,773)	(1,870,412)
Oil and natural gas properties, net	1,352,982	1,431,928
Other property and equipment, net of accumulated depreciation of $11,792 and $11,622 at March 31, 2020 and December 31, 2019, respectively	2,132	2,300
NET PROPERTY AND EQUIPMENT	1,355,114	1,434,228
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,676	8,689
TOTAL ASSETS	$1,522,567	$1,545,208
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$563	$5,309
Accrued liabilities	8,823	22,702
Commodity derivative liabilities	—	159
Other current liabilities	1,412	1,633
TOTAL CURRENT LIABILITIES	10,798	29,803
LONG–TERM LIABILITIES
Credit facility	388,000	394,000
Accrued incentive compensation	543	2,110
Commodity derivative liabilities	—	18
Asset retirement obligations	16,225	15,653
Other long-term liabilities	4,914	6,820
TOTAL LIABILITIES	420,480	448,404
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at March 31, 2020 and December 31, 2019	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 206,695 and 205,960 units outstanding at March 31, 2020 and December 31, 2019, respectively	803,726	798,443
TOTAL EQUITY	803,726	798,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,522,567	$1,545,208
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Oil and condensate sales	$52,093	$57,704
Natural gas and natural gas liquids sales	36,642	61,640
Lease bonus and other income	4,308	5,645
Revenue from contracts with customers	93,043	124,989
Gain (loss) on commodity derivative instruments	90,011	(41,183)
TOTAL REVENUE	183,054	83,806
OPERATING (INCOME) EXPENSE
Lease operating expense	3,827	5,292
Production costs and ad valorem taxes	12,376	14,592
Exploration expense	1	4
Depreciation, depletion, and amortization	23,182	27,833
Impairment of oil and natural gas properties	51,031	—
General and administrative	11,856	21,214
Accretion of asset retirement obligations	272	277
TOTAL OPERATING EXPENSE	102,545	69,212
INCOME (LOSS) FROM OPERATIONS	80,509	14,594
OTHER INCOME (EXPENSE)
Interest and investment income	31	46
Interest expense	(4,427)	(5,525)
Other income (expense)	(1)	(98)
TOTAL OTHER EXPENSE	(4,397)	(5,577)
NET INCOME (LOSS)	76,112	9,017
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$70,862	$3,767
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	70,862	1,905
Subordinated units	—	1,862
	$70,862	$3,767
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.34	$0.02
Weighted average common units outstanding (basic)	206,631	109,420
Per subordinated unit (basic)	$—	$0.02
Weighted average subordinated units outstanding (basic)	—	96,329
Per common unit (diluted)	$0.34	$0.02
Weighted average common units outstanding (diluted)	206,631	110,035
Per subordinated unit (diluted)	$—	$0.02
Weighted average subordinated units outstanding (diluted)	—	96,329
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2019	205,960	$798,443	$798,443
Repurchases of common units	(503)	(5,029)	(5,029)
Restricted units granted, net of forfeitures	1,238	—	—
Equity–based compensation	—	1,159	1,159
Distributions	—	(61,641)	(61,641)
Charges to partners' equity for accrued distribution equivalent rights	—	(68)	(68)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	76,112	76,112
BALANCE AT MARCH 31, 2020	206,695	$803,726	$803,726

	Common units	Subordinated units	Partners' equity — common units	Partners' equity — subordinated units	Total equity
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$904,263
Repurchases of common units	(588)	—	(10,110)	—	(10,110)
Issuance of common units, net of offering costs	—	—	(43)	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	943
Restricted units granted, net of forfeitures	1,545	—	—	—	—
Equity–based compensation	—	—	13,669	—	13,669
Distributions	—	—	(40,275)	(35,642)	(75,917)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,044)	—	(1,044)
Distributions on Series B cumulative convertible preferred units	—	—	(5,250)	—	(5,250)
Net income (loss)	—	—	7,155	1,862	9,017
BALANCE AT MARCH 31, 2019	109,377	96,329	$679,868	$155,660	$835,528
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$76,112	$9,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	23,182	27,833
Impairment of oil and natural gas properties	51,031	—
Accretion of asset retirement obligations	272	277
Amortization of deferred charges	260	257
(Gain) loss on commodity derivative instruments	(90,011)	41,183
Net cash (paid) received on settlement of commodity derivative instruments	8,954	1,743
Equity-based compensation	(2,894)	9,223
Exploratory dry hole expense	—	4
Changes in operating assets and liabilities:
Accounts receivable	19,693	9,740
Prepaid expenses and other current assets	(827)	(541)
Accounts payable, accrued liabilities, and other	(14,269)	(8,522)
Settlement of asset retirement obligations	(53)	(40)
NET CASH PROVIDED BY OPERATING ACTIVITIES	71,450	90,174
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(28)	(19,946)
Additions to oil and natural gas properties	(3,548)	(31,633)
Additions to oil and natural gas properties leasehold costs	—	(234)
Purchases of other property and equipment	(2)	(2,036)
Proceeds from the sale of oil and natural gas properties	1,266	2
Proceeds from farmouts of oil and natural gas properties	3,703	29,468
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,391	(24,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	—	(43)
Distributions to common and subordinated unitholders	(61,641)	(75,917)
Distributions to Series B cumulative convertible preferred unitholders	(5,250)	(5,250)
Repurchases of common units	(5,029)	(10,752)
Borrowings under credit facility	67,000	98,000
Repayments under credit facility	(73,000)	(73,000)
NET CASH USED IN FINANCING ACTIVITIES	(77,920)	(66,962)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,079)	(1,167)
CASH AND CASH EQUIVALENTS – beginning of the period	8,119	5,414
CASH AND CASH EQUIVALENTS – end of the period	$3,040	$4,247
SUPPLEMENTAL DISCLOSURE
Interest paid	$4,173	$5,197
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
The Partnership evaluates the significant terms of its investments to determine the method of accounting to be applied to each respective investment. Investments in which the Partnership has less than a 20% ownership interest and does not have control or exercise significant influence are accounted for using fair value or cost minus impairment if fair value is not readily determinable. Investments in which the Partnership exercises control are consolidated, and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Partnership, are presented as a separate component of net income (loss) and equity.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2019 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2020.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	March 31, 2020	December 31, 2019

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$53,652	$71,022
Other	4,812	7,192
Total accounts receivable	$58,464	$78,214
Recent Accounting Pronouncements
On January 1, 2020, the Partnership adopted Accounting Standards Update ("ASU") 2018-13, Fair Value Measurements (Topic 820), which removed, modified, and added certain required disclosures on fair value measurements. The adoption of this update had no impact on the Partnership's financial position, results of operations, or liquidity.
NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
2020 Acquisitions
The Partnership had no acquisition activity during the three months ended March 31, 2020.
2019 Acquisitions
During the year ended December 31, 2019, the Partnership closed on multiple acquisitions of mineral and royalty interests for total consideration of $44.0 million.
Acquisitions that were considered business combinations were primarily located in the Permian Basin. These acquisitions were funded with borrowings under the Credit Facility (as defined in Note 6 - Credit Facility) and funds from operating activities. Acquisition related costs of less than $0.1 million were expensed and included in the General and administrative line item of the consolidated statement of operations for the year ended December 31, 2019. The following table summarizes these acquisitions:

	Assets Acquired				Consideration Paid
	Proved	Unproved	Net Working Capital	Total Fair Value	Cash
	(in thousands)
February	$173	$8,437	$1	$8,611	$8,611
March	24	—	—	24	24
June	527	3,268	—	3,795	3,795
Total fair value	$724	$11,705	$1	$12,430	$12,430

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, during 2019, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers for an aggregate of $31.6 million. These acquisitions were primarily located in East Texas and the Permian Basin. The cash portion of the consideration paid for these acquisitions of $30.7 million was funded with borrowings under the Credit Facility and funds from operating activities, and $0.9 million was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
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
Canaan Farmout
On February 21, 2017, the Partnership announced that it had entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc., a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. A total of 20 wells were drilled over an initial phase, beginning with wells spud after January 1, 2017. Canaan elected to participate in an additional phase that began in September 2018 and continues for the lesser of 2 years or until 20 wells have been drilled. As of March 31, 2020, a total of 17 wells have been drilled during the second phase. After the completion of the second phase, Canaan will have the option to elect to participate in a similar third phase. During the first three phases of the agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership receives an overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement.
Pivotal Farmout
On November 21, 2017, the Partnership entered into a farmout agreement with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas, targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal will earn the Partnership's remaining working interest in wells operated by XTO Energy Inc. in San Augustine County, Texas not covered by the Canaan Farmout (10% working interest on an 8/8th basis), as well as 100% of the Partnership's working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by BPX Energy in San Augustine and Angelina counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of March 31, 2020, a total of 68 wells have been drilled in the contract area. The Partnership's development agreement with BPX Energy terminated in 2019 with respect to the majority of the Partnership's acreage covered by the farmout agreement with Pivotal. As such, Pivotal retains minimal rights or obligations related to the farmout for that area. The Partnership remains engaged with Pivotal around farmout opportunities with potential new operators in the area forfeited by BPX Energy.
From the inception of the farmout agreements through March 31, 2020, the Partnership has received $90.3 million and $118.6 million from Canaan and Pivotal, respectively, under the agreements. When such reimbursements are received prior to assigning the wells to Canaan and Pivotal, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan and Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of March 31, 2020 and December 31, 2019, $0.1 million and $1.7 million, respectively, was included in the Other long-term liabilities line item of the consolidated balance sheets for reimbursements received associated with farmed-out working interests not yet assigned to Canaan and Pivotal.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Oil and Natural Gas Properties
Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compares the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties.
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. The Partnership recognized impairment of oil and natural gas properties of $51.0 million for three months ended March 31, 2020. No impairment of oil and natural gas properties was recognized during 2019. See Note 5 - Fair Value Measurements for further discussion
NOTE 4 - COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS
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
As of March 31, 2020, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2020, the Partnership had eight counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$96,294	$(16)	$96,278
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$96,294	$(16)	$96,278
Liabilities:
Current liability	Commodity derivative liabilities	$16	$(16)	$—
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$16	$(16)	$—

		December 31, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$19,028	$(4,238)	$14,790
Long-term asset	Deferred charges and other long-term assets	713	(105)	608
Total assets		$19,741	$(4,343)	$15,398
Liabilities:
Current liability	Commodity derivative liabilities	$4,397	$(4,238)	$159
Long-term liability	Commodity derivative liabilities	123	(105)	18
Total liabilities		$4,520	$(4,343)	$177
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2020	2019
	(in thousands)
Beginning fair value of commodity derivative instruments	$15,221	$48,038
Gain (loss) on oil derivative instruments	77,811	(39,261)
Gain (loss) on natural gas derivative instruments	12,200	(1,922)
Net cash paid (received) on settlements of oil derivative instruments	(1,541)	(4,555)
Net cash paid (received) on settlements of natural gas derivative instruments	(7,413)	2,812
Net change in fair value of commodity derivative instruments	81,057	(42,926)
Ending fair value of commodity derivative instruments	$96,278	$5,112

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of March 31, 2020:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2020
First Quarter	210,000	$57.32	$54.92	$58.65
Second Quarter	630,000	57.32	54.92	58.65
Third Quarter	630,000	57.32	54.92	58.65
Fourth Quarter	630,000	57.32	54.92	58.65

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2020
First Quarter	70,000	$56.43	$67.14
Second Quarter	210,000	56.43	67.14
Third Quarter	210,000	56.43	67.14
Fourth Quarter	210,000	56.43	67.14
The Partnership had the following open derivative contracts for natural gas as of March 31, 2020:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2020
Second Quarter	10,010,000	$2.69	$2.55	$2.74
Third Quarter	10,120,000	2.69	2.55	2.74
Fourth Quarter	10,120,000	2.69	2.55	2.74
The Partnership entered into the following derivative contracts for oil subsequent to March 31, 2020:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2021
First Quarter	480,000	$36.18	$32.64	$37.92
Second Quarter	480,000	36.18	32.64	37.92
Third Quarter	480,000	36.18	32.64	37.92
Fourth Quarter	480,000	36.18	32.64	37.92

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership entered into the following derivative contracts for natural gas subsequent to March 31, 2020:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2021
First Quarter	7,200,000	$2.60	$2.52	$2.72
Second Quarter	7,280,000	2.60	2.52	2.72
Third Quarter	7,360,000	2.60	2.52	2.72
Fourth Quarter	7,360,000	2.60	2.52	2.72

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE MEASUREMENTS
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
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2020 and December 31, 2019 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2020
Financial Assets
Commodity derivative instruments	$—	$96,294	$—	$(16)	$96,278
Financial Liabilities
Commodity derivative instruments	$—	$16	$—	$(16)	$—
As of December 31, 2019
Financial Assets
Commodity derivative instruments	$—	$19,741	$—	$(4,343)	$15,398
Financial Liabilities
Commodity derivative instruments	$—	$4,520	$—	$(4,343)	$177
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership’s fair value assessments for recent acquisitions are included in Note 3 - Oil and Natural Gas Properties.
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when assessing for impairment. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. The Partnership estimated the fair value of the impaired properties for the three months ended March 31, 2020 using published forward commodity price curves as of the measurement date of March 31, 2020, considering locational and quality differentials based on a review of historical realizations. The following table presents information about the non-recurring fair value measurements of the impaired properties, including the applicable risk-adjusted discount rate utilized in the assessment:

	Fair Value Measurements Using			Impairment	Annual Discount Rate
	Level 1	Level 2	Level 3

(in thousands)
Three Months Ended March 31, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031	8%
Three Months Ended March 31, 2019
Impaired oil and natural gas properties	$—	$—	$—	$—
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of March 31, 2020 or December 31, 2019.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2022. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. Effective October 23, 2019 the borrowing base redetermination reduced the borrowing base from $675.0 million to $650.0 million and, effective May 1, 2020, the borrowing base was further reduced to $460.0 million.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. The applicable margin for the alternative base rate ranges from 0.75% to 1.75% and the applicable margin for LIBOR ranges from 1.75% to 2.75%, depending on the borrowings outstanding in relation to the borrowing base.
The weighted-average interest rate of the Credit Facility was 3.22% and 4.05% as of March 31, 2020 and December 31, 2019, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of March 31, 2020, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $388.0 million and $394.0 million at March 31, 2020 and December 31, 2019, respectively. The unused portion of the available borrowings under the Credit Facility were $262.0 million and $256.0 million at March 31, 2020 and December 31, 2019, respectively.
NOTE 7 - COMMITMENTS AND CONTINGENCIES
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan Royalty, LLC, now NAMP Holdings, LLC, on November 28, 2017 from Noble Energy US Holdings, LLC, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 45.33% and 42.63% of the mineral interests held of record by Holdings and Temin, respectively as of March 31, 2020. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in the mineral interests held of record by Holdings or Temin, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of March 31, 2020, the Partnership had not received notice from any co-owners to exercise their repurchase option, and as such, no liability was recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2020 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cash—short and long-term incentive plans	$963	$1,772
Equity-based compensation—restricted common units	1,285	3,019
Equity-based compensation—restricted performance units[1]	(4,657)	5,620
Board of Directors incentive plan	478	585
Total incentive compensation expense	$(1,931)	$10,996
1 Compensation expense related to the restricted performance awards is determined using the measurement-date (i.e., the last day of each reporting period date) fair value of the Partnership's common units. Downward cost revisions recognized in the first quarter of 2020 are due to the decrease in the Partnership's common unit price period over period.
NOTE 9 - PREFERRED UNITS
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of March 31, 2020 and December 31, 2019. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
NOTE 10 - EARNINGS PER UNIT
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
The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended March 31,
	2020	2019

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$76,112	$9,017
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	70,862	3,767
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	70,862	1,905
Subordinated units	—	1,862
	$70,862	$3,767
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	206,631	109,420
Effect of dilutive securities	—	615
Weighted average common units outstanding (diluted)	206,631	110,035
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	—	96,329
Effect of dilutive securities	—	—
Weighted average subordinated units outstanding (diluted)	—	96,329
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.34	$0.02
Per subordinated unit (basic)	—	0.02
Per common unit (diluted)	0.34	0.02
Per subordinated unit (diluted)	—	0.02

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	14,969	14,969

NOTE 11 - COMMON AND SUBORDINATED UNITS

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

The partnership agreement generally provides that any distributions are paid each quarter in the following manner:

• first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7% per annum, subject to certain adjustments; and
• second, to the holders of common units.

The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Three Months Ended March 31,
	2020	2019
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.3000	$0.3700
Per subordinated unit	—	0.3700

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the three months ended March 31, 2020. As of March 31, 2020, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
On April 22, 2020, the Board approved a distribution for the three months ended March 31, 2020 of $0.08 per common unit. Distributions will be payable on May 21, 2020 to unitholders of record at the close of business on May 14, 2020.
On May 4, 2020, the Partnership entered into a development agreement with affiliates of Aethon Energy ("Aethon") with respect to the Partnership's undeveloped Shelby Trough Haynesville and Bossier shale acreage in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to the Partnership's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which begins in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
•the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic;

•the volatility of realized oil and natural gas prices, including the sharp decline in oil prices that occurred in the first quarter of 2020;

•the level of production on our properties;

•the overall supply and demand for oil and natural gas, regional supply and demand factors, delays, or interruptions of production;

•our ability to replace our oil and natural gas reserves;

•our ability to identify, complete, and integrate acquisitions;

•general economic, business, or industry conditions, including slowdowns, domestically and internationally and volatility in the securities, capital or credit markets;

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2019 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2020, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 69,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
COVID-19 Pandemic and Commodity Prices
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. To protect the health and well-being of our workforce in the wake of COVID-19, we have implemented remote work arrangements for all employees. We do not expect these arrangements to impact our ability to maintain operations.

The impact of the COVID-19 pandemic and geopolitical events that increased the supply of low-priced oil have also negatively affected the oil and natural gas business environment, significantly reducing prices of oil, natural gas, and natural gas liquids ("NGLs"). While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused some of our operators' wells to become uneconomic, which has resulted, or may result in the future, in suspension of production from those wells or a significant reduction in or no royalty revenues from existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. Because these shut-ins have happened so recently, and no operator has, to our knowledge claimed force majeure, we have not been able to quantify their impact on our future revenues.
The current price environment also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million for three months ended March 31, 2020. Additionally, the borrowing base under the Credit Facility, which takes into consideration the estimated loan value of our oil and natural gas properties, was reduced from $650.0 million to $460.0 million, effective May 1, 2020. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our credit facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the board of directors of our general partner (the "Board") also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection.
Shelby Trough Update
On May 4, 2020, we entered into a development agreement with affiliates of Aethon Energy ("Aethon") with respect to our undeveloped Shelby Trough Haynesville and Bossier shale acreage in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which begins in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year.
Common Unit Repurchase Program

On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. All or a portion of any repurchases may be made under a Rule 10b5-1 plan, which would permit common units to be purchased when we might otherwise be precluded from doing so under applicable laws. The repurchase program does not obligate us to acquire any particular amount of common units and may be modified or suspended at any time and could be terminated prior to completion. We will periodically report the number of common units repurchased. We made no repurchases under this program for the three months ended March 31, 2020. As of March 31, 2020, we have repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from our cash on hand or availability under the Credit Facility. Any repurchased units are canceled.
Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic and related economic repercussions have resulted in a significant reduction in demand for and prices of oil, natural gas and NGLs. The effect of this was amplified late in the quarter when the Organization of Petroleum Exporting Countries and its broader partners ("OPEC+") were unable to reach an agreement on production levels for oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. In addition, concerns over the saturation of storage capacity for oil has further depressed prices.We expect these market conditions to result in a decline in drilling activity as operators revise their capital budgets downward and adjust their operations, including shutting in currently producing wells, in response to lower commodity prices. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist.

Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices as of each date presented:

Benchmark Prices[1]	April 24, 2020	March 31, 2020	March 31, 2019
WTI spot oil price ($/Bbl)	$15.99	$20.51	$60.19
Henry Hub spot natural gas ($/MMBtu)	$1.81	$1.71	$2.73
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count as of each date presented:

U.S. Rotary Rig Count[1]	April 24, 2020	March 31, 2020	March 31, 2019
Oil	378	624	816
Natural gas	85	102	190
Other	2	2	—
Total	465	728	1,006
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories concluded the withdrawal season on March 31, 2020 at almost 2.0 Tcf, or 17% higher than the previous five-year average.
The following table shows natural gas storage volumes by region as of each date presented:

Region[1]	April 24, 2020	March 31, 2020	March 31, 2019
East	405	382	210
Midwest	506	476	241
Mountain	103	92	64
Pacific	218	197	113
South Central	979	840	502
Total	2,211	1,987	1,130
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
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2020 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2020, we have hedged 91% of our available oil and condensate hedge volumes and 75% of our available natural gas hedge volumes for 2020.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, and non-cash equity-based compensation. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, estimated replacement capital expenditures during the subordination period, cash interest expense, distributions to preferred unitholders, and restructuring charges.
Adjusted EBITDA and Distributable cash flow should not be considered an alternative to, or more meaningful than, net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of financial performance presented in accordance with generally accepted accounting principles ("GAAP") in the United States as measures of our financial performance.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net income (loss)	$76,112	$9,017
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	23,182	27,833
Impairment of oil and natural gas properties	51,031	—
Interest expense	4,427	5,525
Income tax expense (benefit)	36	131
Accretion of asset retirement obligations	272	277
Equity–based compensation	(2,894)	9,223
Unrealized (gain) loss on commodity derivative instruments	(81,057)	42,926
Adjusted EBITDA	71,109	94,932
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(302)	(304)
Cash interest expense	(4,168)	(5,269)
Estimated replacement capital expenditures[1]	—	(2,750)
Preferred unit distributions	(5,250)	(5,250)
Restructuring charges[2]	4,815	—
Distributable cash flow	$66,204	$81,359

1 The Board established a replacement capital expenditure estimate of $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, we do not intend to establish a replacement capital expenditure estimate for periods subsequent to March 31, 2019.
2 Restructuring charges include non-recurring costs associated with broad workforce reductions in the first quarter of 2020.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended March 31,
	2020	2019	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,163	1,108	55	5.0%
Natural gas (MMcf)[1]	18,612	18,615	(3)	—%
Equivalents (MBoe)	4,265	4,211	54	1.3%
Equivalents/day (MBoe)	46.9	46.8	0.1	0.2%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$44.79	$52.08	$(7.29)	(14.0)%
Natural gas ($/Mcf)[1]	1.97	3.31	(1.34)	(40.5)%
Equivalents ($/Boe)	$20.81	$28.34	$(7.53)	(26.6)%
Revenue:
Oil and condensate sales	$52,093	$57,704	$(5,611)	(9.7)%
Natural gas and natural gas liquids sales[1]	36,642	61,640	(24,998)	(40.6)%
Lease bonus and other income	4,308	5,645	(1,337)	(23.7)%
Revenue from contracts with customers	93,043	124,989	(31,946)	(25.6)%
Gain (loss) on commodity derivative instruments	90,011	(41,183)	131,194	NM2
Total revenue	$183,054	$83,806	$99,248	118.4%
Operating expenses:
Lease operating expense	$3,827	$5,292	$(1,465)	(27.7)%
Production costs and ad valorem taxes	12,376	14,592	(2,216)	(15.2)%
Exploration expense	1	4	(3)	(75.0)%
Depreciation, depletion, and amortization	23,182	27,833	(4,651)	(16.7)%
Impairment of oil and natural gas properties	51,031	—	51,031	NM2
General and administrative	11,856	21,214	(9,358)	(44.1)%
Other expense:
Interest expense	4,427	5,525	(1,098)	(19.9)%
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
2 Not meaningful.
Revenue
Total revenue for the quarter ended March 31, 2020 increased compared to the quarter ended March 31, 2019. The increase in total revenue from the corresponding period is primarily due to a gain on our commodity derivative instruments in the first quarter of 2020, compared to a loss in the first quarter of 2019. The overall increase in total revenue was partially offset by a decrease in oil and condensate sales and natural gas and NGL sales as a result of lower realized commodity prices and a decrease in lease bonus and other income.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended March 31, 2020 as compared to the corresponding period in 2019 due to lower realized commodity prices, partially offset by higher production volumes. Our mineral and royalty interest oil and condensate volumes increased 4% in the first quarter of 2020 relative to the corresponding period in 2019, primarily driven by production increases in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for the quarters ended March 31, 2020 and 2019.
Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended March 31, 2020 as compared to the corresponding prior period due to lower realized commodity prices. Mineral and royalty interest production accounted for 73% and 64% of our natural gas volumes for the quarters ended March 31, 2020 and 2019, respectively.
Gain (loss) on commodity derivative instruments. During the first quarter of 2020, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2019. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended March 31, 2020, we recognized $9.0 million of realized gains and $81.1 million of unrealized gains from our oil and natural gas commodity contracts, compared to $1.7 million of realized gains and $42.9 million of unrealized losses in the same period in 2019. The unrealized gains on our commodity contracts during the first quarter of 2020 and the unrealized losses in the same period in 2019 were primarily driven by changes in the forward commodity price curves for oil during each period.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2020 was lower than the same period in 2019. Leasing activity in the Permian Basin, Green River Basin, and Bakken/Three Forks made up the majority of lease bonus revenue in the first quarter of 2020, while a substantial portion of first quarter 2019 activity came from the Permian Basin, Woodbine, and Haynesville Shale.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2020 as compared to the same period in 2019, primarily due to lower nonrecurring service-related expenses, including workovers, on wells in which we own a non-operating working interest.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2020, production costs and ad valorem taxes decreased as compared to the quarter ended March 31, 2019, primarily as a result of lower commodity prices.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for each of the three months ended March 31, 2020 and 2019.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended March 31, 2020 as compared to the same period in 2019, primarily due to a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activity, unproved leasehold, and mineral interests to identify impairments. Impairments totaled $51.0 million for the quarter ended March 31, 2020 primarily due to declines in future expected realizable net cash flows as a result of lower commodity prices as of March 31, 2020. There were no impairments for the quarter ended March 31, 2019.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2020, general and administrative expenses decreased as compared to the same period in 2019, primarily due to lower costs associated with our incentive compensation plans. This change was driven by $4.7 million of downward cost revisions recognized in the first quarter of 2020 for performance-based incentive awards due to the decrease in our common unit price period over period compared with $5.6 million of costs recognized for performance-based incentive awards in the first quarter of 2019. Incentive compensation costs in the first quarter of 2019 also included incentive compensation awarded in connection with our initial public offering. The overall decrease was partially offset by $4.8 million of restructuring charges associated with broad workforce reductions in the first quarter of 2020.
Interest expense. Interest expense was lower in the first quarter of 2020 relative to the corresponding period in 2019, due to lower interest rates and lower average outstanding borrowings under our Credit Facility.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of March 31, 2020, we had outstanding borrowings of $388.0 million under the Credit Facility, and on May 1, 2020, the borrowing base under our Credit Facility was reduced to $460.0 million.
The Board has adopted a policy pursuant to which, at a minimum, distributions will be paid on each common unit for each quarter to the extent we have sufficient cash generated from our operations after establishment of cash reserves, if any, and after we have made the required distributions to the holders of our outstanding preferred units. However, we do not have a legal or contractual obligation to pay distributions on our common units quarterly or on any other basis, and there is no guarantee that we will pay distributions to our common unitholders in any quarter. The Board may change the foregoing distribution policy at any time and from time to time. In light of the challenging business environment and uncertainty caused by the pandemic, the Board approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. If our borrowings exceed our borrowing base, our ability to pay cash distributions to our unitholders will be limited.
We intend to finance our future acquisitions with cash generated from operations, borrowings from our Credit Facility, and proceeds from any future issuances of equity and debt. Over the long-term, we intend to finance our working interest capital needs with our executed farmout agreements and internally-generated cash flows, although at times we may fund a portion of these expenditures through other financing sources such as borrowings under our Credit Facility. Replacement capital expenditures are expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base over the long-term. The Board established a replacement capital expenditure estimate of $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, we do not intend to establish a replacement capital expenditure estimate for periods subsequent to March 31, 2019.
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change

	(in thousands)
Cash flows provided by operating activities	$71,450	$90,174	$(18,724)
Cash flows provided by (used in) investing activities	1,391	(24,379)	25,770
Cash flows used in financing activities	(77,920)	(66,962)	(10,958)

Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased in the first quarter of 2020 as compared to the same period of 2019. The decrease was primarily due to decreased oil and condensate sales and natural gas and NGL sales driven by lower realized commodity prices for the three months ended March 31, 2020 compared to the same period of 2019. The overall decrease was partially offset by higher net cash received on settlement of commodity derivative instruments.
Investing Activities. Net cash was provided by investing activities in the first quarter of 2020 as compared to net cash used in investing activities in the same period of 2019. The change was primarily due to reduced oil and natural gas property acquisitions and expenditures and the receipt of proceeds from the sale of oil and natural gas properties in the first quarter of 2020.
Financing Activities. Cash flows used in financing activities increased in the first quarter of 2020 as compared to the same period of 2019. The increase was primarily due to net repayments under our Credit Facility in the first quarter of 2020 as compared to net borrowings in the first quarter of 2019. The overall increase was partially offset by lower distributions to common and subordinated unitholders and decreased repurchases of common units.
Development Capital Expenditures
Our 2020 total development capital expenditure budget associated with our non-operated working interests is expected to be approximately $5.0 million, net of farmout reimbursements, of which a nominal amount has been invested in the three months ended March 31, 2020. The majority of this capital will be spent for workovers on existing wells in which we own a working interest.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2022. As of March 31, 2020, we had outstanding borrowings of $388.0 million at a weighted-average interest rate of 3.22%.
The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. Effective October 23, 2019 the borrowing base redetermination reduced the borrowing base from $675.0 million to $650.0 million and, effective May 1, 2020, the borrowing base was further reduced to $460.0 million.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. The applicable margin for the alternative base rate ranges from 0.75% to 1.75% and the applicable margin for LIBOR ranges from 1.75% to 2.75%, depending on the borrowings outstanding in relation to the borrowing base.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2020, we were in compliance with all debt covenants.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 0.75% to 1.75%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders.
Contractual Obligations
As of March 31, 2020, there have been no material changes to our contractual obligations previously disclosed in our 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of March 31, 2020, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2019 Annual Report on Form 10-K.
New and Revised Financial Accounting Standards
The effects of new accounting pronouncements are discussed in the notes to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been historically volatile, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 4 - Commodity Derivative Financial Instruments and Note 5 - Fair Value Measurements to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended March 31, 2020 by 10%. This results in an approximate 2.5% reduction of proved reserve volumes as compared to the unadjusted March 31, 2020 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2020, we had eight counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of March 31, 2020, we had $388.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 3.22%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.0 million for the three months ended March 31, 2020, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2019 Annual Report on Form 10-K. These risks, as updated below, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Risks Related to our Business
The COVID-19 pandemic and the significant decline in commodity prices in the first quarter of 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil, natural gas and natural gas liquids ("NGLs"). This has been amplified due to the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. In addition, concerns over the saturation of storage capacity for oil has further depressed prices.
The impact of the COVID-19 pandemic and geopolitical events that increased the supply of low-priced oil have also negatively affected the oil and natural gas business environment, significantly reducing prices of oil, natural gas and NGLs. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused some of our operators’ wells to become uneconomic, which has resulted, or may result in the future, in suspension of production from those wells or a significant reduction in or no royalty revenues from existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. Because these shut-ins have happened so recently, and no operator has, to our knowledge, claimed force majeure, we have not been able to quantify their impact on our future revenues.
The current price environment also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million for three months ended March 31, 2020. Additionally, the borrowing base under the Credit Facility, which takes into consideration the estimated loan value of our oil and natural gas properties, was reduced from $650.0 million to $460.0 million, effective May 1, 2020. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our credit facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the board of directors of our general partner (the "Board") also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection.
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Any declines in production or production forecasts as a result of low commodity prices in light of COVID-19 pandemic and global oversupply could limit our ability to hedge future volumes.

The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended March 31, 2020:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2020	170,622	$13.30	—	$70,819,075
February 1 - February 29, 2020	227,559	8.93	—	70,819,075
March 1 - March 31, 2020	105,174	6.98	—	70,819,075
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
Item 5. Other Information
Item 1.01 Entry Into a Material Definitive Agreement
On May 1, 2020, Black Stone Minerals Company, L.P., as borrower (the “Borrower”) under that certain Fourth Amended and Restated Credit Agreement, dated as of November 1, 2017, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (the “Credit Agreement”), together with Black Stone Minerals, L.P. (the “Partnership”) entered into the Third Amendment to Fourth Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment principally modifies the Credit Agreement to (i) add anti-cash hoarding provisions and (ii) determine the Borrowing Base (as defined in the Credit Agreement) to be $460.0 million until such time as it is redetermined in accordance with the terms of the Credit Agreement.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The description of the Third Amendment above under Item 1.01 is incorporated in this Item 2.03 by reference.

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

3.7	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of the Black Stone Minerals, L.P., dated as of April 22, 2020 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on April 24, 2020 (SEC File No. 001-37362)).

4.1
Registration Rights Agreement, dated as of November 28, 2017, by and between Black Stone Minerals, L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

10.1	Separation and Consulting Agreement and General Release of Claims, dated as of March 6, 2020, by and among Holbrook F. Dorn, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on March 12, 2020 (SEC File No. 001-37362))

10.2	Separation and Consulting Agreement and General Release of Claims, dated as of March 6, 2020, by and among Brock Morris, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.2 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on March 12, 2020 (SEC File No. 001-37362))

10.3*	Third Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of May 1, 2020

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 5, 2020	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 5, 2020	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)