Form 10-Q
period 2020-09-30
Black Stone Minerals, L.P.
filed 2020-11-03
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2020, there were 206,748,889 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,057	$8,119
Accounts receivable	48,497	78,214
Commodity derivative assets	8,569	14,790
Prepaid expenses and other current assets	1,798	1,168
TOTAL CURRENT ASSETS	61,921	102,291
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $947,229 and $1,073,447 at September 30, 2020 and December 31, 2019, respectively	3,158,203	3,302,340
Accumulated depreciation, depletion, amortization, and impairment	(1,967,661)	(1,870,412)
Oil and natural gas properties, net	1,190,542	1,431,928
Other property and equipment, net of accumulated depreciation of $12,132 and $11,622 at September 30, 2020 and December 31, 2019, respectively	1,805	2,300
NET PROPERTY AND EQUIPMENT	1,192,347	1,434,228
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	5,748	8,689
TOTAL ASSETS	$1,260,016	$1,545,208
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,537	$5,309
Accrued liabilities	12,476	22,702
Commodity derivative liabilities	3,662	159
Other current liabilities	1,623	1,633
TOTAL CURRENT LIABILITIES	21,298	29,803
LONG–TERM LIABILITIES
Credit facility	147,000	394,000
Accrued incentive compensation	668	2,110
Commodity derivative liabilities	6,729	18
Asset retirement obligations	16,972	15,653
Other long-term liabilities	4,355	6,820
TOTAL LIABILITIES	197,022	448,404
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2020 and December 31, 2019	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 206,738 and 205,960 units outstanding at September 30, 2020 and December 31, 2019, respectively	764,633	798,443
TOTAL EQUITY	764,633	798,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,260,016	$1,545,208
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Oil and condensate sales	$34,335	$68,255	$111,845	$200,031
Natural gas and natural gas liquids sales	29,107	41,340	96,060	156,622
Lease bonus and other income	1,386	3,484	7,669	15,846
Revenue from contracts with customers	64,828	113,079	215,574	372,499
Gain (loss) on commodity derivative instruments	(21,086)	24,290	49,751	12,294
TOTAL REVENUE	43,742	137,369	265,325	384,793
OPERATING (INCOME) EXPENSE
Lease operating expense	3,160	4,356	10,280	13,497
Production costs and ad valorem taxes	9,905	15,877	31,836	44,919
Exploration expense	4	64	28	372
Depreciation, depletion, and amortization	19,823	27,375	62,198	84,933
Impairment of oil and natural gas properties	—	—	51,031	—
General and administrative	9,381	14,189	32,738	49,750
Accretion of asset retirement obligations	286	275	836	829
(Gain) loss on sale of assets, net	(24,045)	—	(24,045)	—
TOTAL OPERATING EXPENSE	18,514	62,136	164,902	194,300
INCOME (LOSS) FROM OPERATIONS	25,228	75,233	100,423	190,493
OTHER INCOME (EXPENSE)
Interest and investment income	1	44	35	137
Interest expense	(1,664)	(5,395)	(9,055)	(16,572)
Other income (expense)	168	365	71	293
TOTAL OTHER EXPENSE	(1,495)	(4,986)	(8,949)	(16,142)
NET INCOME (LOSS)	23,733	70,247	91,474	174,351
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$18,483	$64,997	$75,724	$158,601
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	18,483	64,997	75,724	134,608
Subordinated units	—	—	—	23,993
	$18,483	$64,997	$75,724	$158,601
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.09	$0.32	$0.37	$0.87
Weighted average common units outstanding (basic)	206,732	205,957	206,690	155,513
Per subordinated unit (basic)	$—	$—	$—	$0.48
Weighted average subordinated units outstanding (basic)	—	—	—	50,458
Per common unit (diluted)	$0.09	$0.32	$0.37	$0.87
Weighted average common units outstanding (diluted)	206,732	205,957	206,690	155,513
Per subordinated unit (diluted)	$—	$—	$—	$0.48
Weighted average subordinated units outstanding (diluted)	—	—	—	50,458
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2019	205,960	$798,443	$798,443
Repurchases of common units	(503)	(5,029)	(5,029)
Restricted units granted, net of forfeitures	1,238	—	—
Equity–based compensation	—	1,159	1,159
Distributions	—	(61,641)	(61,641)
Charges to partners' equity for accrued distribution equivalent rights	—	(68)	(68)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	76,112	76,112
BALANCE AT MARCH 31, 2020	206,695	$803,726	$803,726
Repurchases of common units	—	(6)	(6)
Restricted units granted, net of forfeitures	14	—	—
Equity–based compensation	—	2,292	2,292
Distributions	—	(16,679)	(16,679)
Charges to partners' equity for accrued distribution equivalent rights	—	(31)	(31)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	(8,371)	(8,371)
BALANCE AT JUNE 30, 2020	206,709	$775,681	$775,681
Restricted units granted, net of forfeitures	29	—	—
Equity–based compensation	—	1,613	1,613
Distributions	—	(31,011)	(31,011)
Charges to partners' equity for accrued distribution equivalent rights	—	(133)	(133)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	23,733	23,733
BALANCE AT SEPTEMBER 30, 2020	206,738	$764,633	$764,633
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$91,474	$174,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	62,198	84,933
Impairment of oil and natural gas properties	51,031	—
Accretion of asset retirement obligations	836	829
Amortization of deferred charges	781	779
(Gain) loss on commodity derivative instruments	(49,751)	(12,294)
Net cash (paid) received on settlement of commodity derivative instruments	66,794	18,320
Equity-based compensation	1,405	16,906
Exploratory dry hole expense	—	3
(Gain) loss on sale of assets, net	(24,045)	—
Changes in operating assets and liabilities:
Accounts receivable	29,844	28,454
Prepaid expenses and other current assets	(630)	(471)
Accounts payable, accrued liabilities, and other	(8,353)	(5,172)
Settlement of asset retirement obligations	(170)	(328)
NET CASH PROVIDED BY OPERATING ACTIVITIES	221,414	306,310
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(28)	(42,969)
Additions to oil and natural gas properties	(4,223)	(63,606)
Additions to oil and natural gas properties leasehold costs	(782)	(933)
Purchases of other property and equipment	(15)	(2,452)
Proceeds from the sale of oil and natural gas properties	151,513	550
Proceeds from farmouts of oil and natural gas properties	4,175	60,577
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	150,640	(48,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	—	(43)
Distributions to common and subordinated unitholders	(109,331)	(228,234)
Distributions to Series B cumulative convertible preferred unitholders	(15,750)	(15,750)
Distribution equivalents paid	—	(2,982)
Repurchases of common units	(5,035)	(16,916)
Borrowings under credit facility	124,000	252,500
Repayments under credit facility	(371,000)	(249,500)
NET CASH USED IN FINANCING ACTIVITIES	(377,116)	(260,925)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,062)	(3,448)
CASH AND CASH EQUIVALENTS – beginning of the period	8,119	5,414
CASH AND CASH EQUIVALENTS – end of the period	$3,057	$1,966
SUPPLEMENTAL DISCLOSURE
Interest paid	$8,371	$15,854
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2019 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2020.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2020	December 31, 2019

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$41,627	$71,022
Other	6,870	7,192
Total accounts receivable	$48,497	$78,214
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Divestitures
In the third quarter of 2020, the Partnership closed two separate divestitures of certain mineral and royalty properties in the Permian Basin for total proceeds, after closing adjustments, of $150.2 million. One of these transactions, effective May 1, 2020, involved the sale of the Partnership's mineral and royalty interest in specific tracts in Midland County, Texas for net proceeds of approximately $54.5 million. The other transaction, effective July 1, 2020, involved the sale of an undivided interest across parts of the Partnership's Delaware Basin and Midland Basin positions for net proceeds of approximately $95.7 million. The total book value of the assets divested through these transactions was $126.2 million at the time of sale. The Partnership recognized a $24.0 million gain associated with the divestitures included in the (Gain) loss on sale of assets, net line item of the consolidated statement of operations for the three and nine months ended September 30, 2020.
Acquisitions
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
2020 Acquisitions
The Partnership had no acquisition activity during the nine months ended September 30, 2020.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Canaan Farmout
In February 2017, the Partnership entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc., a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. During the first three phases of the farmout agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership receives an overriding royalty interest (“ORRI”) before payout and an increased ORRI after payout on all wells drilled under the agreement.
Canaan has participated in a total of 37 wells under the farmout agreement through September 30, 2020 covering two election phases. In 2019, XTO Energy Inc. suspended its development activities in the area due to low natural gas prices. Canaan has the right to elect to continue its participation in a third phase covering up to 20 future wells drilled under the farmout agreement should XTO Energy Inc. resume drilling activity.
Pivotal Farmout
In November 2017, the Partnership entered into a farmout agreement with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests under active development in the Shelby Trough area of East Texas, targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal will earn the Partnership's remaining working interest in wells operated by XTO Energy Inc. in San Augustine County, Texas not covered by the Canaan Farmout (10% working interest on an 8/8th basis), as well as 100% of the Partnership's working interests (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells operated by BPX Energy in San Augustine and Angelina counties, Texas. Initially, Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of September 30, 2020, a total of 68 wells have been drilled in the contract area. The Partnership's development agreement with BPX Energy terminated in 2019 with respect to the majority of the Partnership's acreage covered by the farmout agreement with Pivotal. As such, Pivotal retains minimal rights or obligations related to the farmout for that area. In the second quarter of 2020, the Partnership entered into a development agreement with Aethon Energy ("Aethon") to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year. The Partnership expects to enter into a new farmout agreement with Pivotal to incorporate the Aethon development agreement on similar terms as in the original Pivotal farmout agreement.
From the inception of the farmout agreements through September 30, 2020, the Partnership has received $90.3 million and $119.2 million from Canaan and Pivotal, respectively, under the agreements. When such reimbursements are received prior to assigning the wells to Canaan and Pivotal, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan and Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of September 30, 2020 and December 31, 2019, $0.1 million and $1.7 million, respectively, was included in the Other long-term liabilities line item of the consolidated balance sheets for reimbursements received associated with farmed-out working interests not yet assigned to Canaan and Pivotal.
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
The Partnership recognized no impairment of oil and natural gas properties for the three months ended September 30, 2020 and $51.0 million of impairment of oil and natural gas properties for the nine months ended September 30, 2020. No impairment of oil and natural gas properties was recognized during 2019. See Note 5 - Fair Value Measurements for further discussion.
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
As of September 30, 2020, the Partnership’s open derivative contracts consisted of fixed-price swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2020, the Partnership had nine counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$19,935	$(11,366)	$8,569
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$19,935	$(11,366)	$8,569
Liabilities:
Current liability	Commodity derivative liabilities	$15,028	$(11,366)	$3,662
Long-term liability	Commodity derivative liabilities	6,729	—	6,729
Total liabilities		$21,757	$(11,366)	$10,391

		December 31, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$19,028	$(4,238)	$14,790
Long-term asset	Deferred charges and other long-term assets	713	(105)	608
Total assets		$19,741	$(4,343)	$15,398
Liabilities:
Current liability	Commodity derivative liabilities	$4,397	$(4,238)	$159
Long-term liability	Commodity derivative liabilities	123	(105)	18
Total liabilities		$4,520	$(4,343)	$177
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2020	2019	2020	2019
	(in thousands)
Beginning fair value of commodity derivative instruments	$40,552	$31,368	$15,221	$48,038
Gain (loss) on oil derivative instruments	(5,864)	18,132	50,300	(13,224)
Gain (loss) on natural gas derivative instruments	(15,222)	6,158	(549)	25,518
Net cash paid (received) on settlements of oil derivative instruments	(13,954)	(2,938)	(42,270)	(5,748)
Net cash paid (received) on settlements of natural gas derivative instruments	(7,334)	(10,708)	(24,524)	(12,572)
Net change in fair value of commodity derivative instruments	(42,374)	10,644	(17,043)	(6,026)
Ending fair value of commodity derivative instruments	$(1,822)	$42,012	$(1,822)	$42,012

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of September 30, 2020:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2020
Third Quarter	210,000	$57.32	$54.92	$58.65
Fourth Quarter	630,000	57.32	54.92	58.65
2021
First Quarter	480,000	$36.18	$32.64	$37.92
Second Quarter	480,000	36.18	32.64	37.92
Third Quarter	480,000	36.18	32.64	37.92
Fourth Quarter	480,000	36.18	32.64	37.92

		Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract	Volume (Bbl)
Oil Collar Contracts:
2020
Third Quarter	70,000	$56.43	$67.14
Fourth Quarter	210,000	56.43	67.14
The Partnership had the following open derivative contracts for natural gas as of September 30, 2020:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2020
Fourth Quarter	10,120,000	$2.69	$2.55	$2.74
2021
First Quarter	9,000,000	$2.65	$2.52	$2.85
Second Quarter	9,100,000	2.65	2.52	2.85
Third Quarter	9,200,000	2.65	2.52	2.85
Fourth Quarter	9,200,000	2.65	2.52	2.85

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership entered into the following derivative contracts for natural gas subsequent to September 30, 2020:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2021
First Quarter	900,000	$3.08	$3.08	$3.08
Second Quarter	910,000	3.08	3.08	3.08
Third Quarter	920,000	3.08	3.08	3.08
Fourth Quarter	920,000	3.08	3.08	3.08

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
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2020 and December 31, 2019 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of derivative instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2020
Financial Assets
Commodity derivative instruments	$—	$19,935	$—	$(11,366)	$8,569
Financial Liabilities
Commodity derivative instruments	$—	$21,757	$—	$(11,366)	$10,391
As of December 31, 2019
Financial Assets
Commodity derivative instruments	$—	$19,741	$—	$(4,343)	$15,398
Financial Liabilities
Commodity derivative instruments	$—	$4,520	$—	$(4,343)	$177
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the non-recurring fair value measurements of the impaired properties:

	Fair Value Measurements Using			Impairment
	Level 1	Level 2	Level 3

(in thousands)
Three Months Ended September 30, 2020
Impaired oil and natural gas properties	$—	$—	$—	$—
Three Months Ended September 30, 2019
Impaired oil and natural gas properties	$—	$—	$—	$—
Nine Months Ended September 30, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031
Nine Months Ended September 30, 2019
Impaired oil and natural gas properties	$—	$—	$—	$—
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of September 30, 2020 or December 31, 2019.
NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2022. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. Effective October 23, 2019 the borrowing base redetermination reduced the borrowing base from $675.0 million to $650.0 million and, effective May 1, 2020, the borrowing base was further reduced to $460.0 million. Effective July 21, 2020, in connection with the closing of the Partnership's two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. The applicable margin for the alternative base rate ranges from 0.75% to 1.75% and the applicable margin for LIBOR ranges from 1.75% to 2.75%, depending on the borrowings outstanding in relation to the borrowing base. Effective November 3, 2020, the LIBOR margin was increased to between 2.00% and 3.00% and the alternative base rate margin was increased to between 1.00% and 2.00%.
The weighted-average interest rate of the Credit Facility was 2.15% and 4.05% as of September 30, 2020 and December 31, 2019, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of September 30, 2020, the Partnership was in compliance with all financial covenants in the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal balance outstanding was $147.0 million and $394.0 million at September 30, 2020 and December 31, 2019, respectively. The unused portion of the available borrowings under the Credit Facility were $283.0 million and $256.0 million at September 30, 2020 and December 31, 2019, respectively.
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
Put Option Related to Noble Acquisition
By acquiring 100% of the issued and outstanding securities of Samedan Royalty, LLC, now NAMP Holdings, LLC, on November 28, 2017 from Noble Energy US Holdings, LLC, the Partnership acquired a 100% interest in Comin-Temin, LLC, now NAMP GP, LLC ("Holdings"), Comin 1989 Partnership LLLP, now NAMP 1, LP ("Comin"), and Temin 1987 Partnership LLLP, now NAMP 2, LP ("Temin"). Pursuant to certain co-ownership agreements, various co-owners hold undivided beneficial ownership interests in 45.33% and 42.63% of the mineral interests obtained by the Partnership through the acquisition of Holdings and Temin, respectively as of September 30, 2020. Based on the terms of the co-ownership agreements, the co-owners each have an unconditional option to require Comin or Temin, as applicable, to purchase their beneficial ownership interest in these mineral interests, as applicable, at any time within 30 days of receiving such repurchase notice. The purchase price of the beneficial ownership interest shall be based on an evaluation performed by Comin or Temin, as applicable, in good faith. As of September 30, 2020, the Partnership had not received notice from any co-owners to exercise their repurchase option, and as such, no liability was recorded. On August 14, 2020, the Partnership notified the co-owners that it expected to terminate the co-ownership agreement effective December 31, 2020.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2020 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cash—short and long-term incentive plans	$634	$1,092	$2,103	$4,336
Equity-based compensation—restricted common units	1,138	2,552	3,549	8,162
Equity-based compensation—restricted performance units[1]	295	727	(3,264)	6,984
Board of Directors incentive plan	392	587	1,120	1,760
Total incentive compensation expense	$2,459	$4,958	$3,508	$21,242
1 Compensation expense related to the restricted performance awards is determined using the measurement-date (i.e., the last day of each reporting period date) fair value of the Partnership's common units. Downward cost revisions recognized in the nine months ended September 30, 2020 are due to the decrease in the Partnership's common unit price period over period.

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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of September 30, 2020 and December 31, 2019. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common and subordinated unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$23,733	$70,247	$91,474	$174,351
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	18,483	64,997	75,724	158,601
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	18,483	64,997	75,724	134,608
Subordinated units	—	—	—	23,993
	$18,483	$64,997	$75,724	$158,601
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	206,732	205,957	206,690	155,513
Effect of dilutive securities	—	—	—	—
Weighted average common units outstanding (diluted)	206,732	205,957	206,690	155,513
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	—	—	—	50,458
Effect of dilutive securities	—	—	—	—
Weighted average subordinated units outstanding (diluted)	—	—	—	50,458
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.09	$0.32	$0.37	$0.87
Per subordinated unit (basic)	—	—	—	0.48
Per common unit (diluted)	0.09	0.32	0.37	0.87
Per subordinated unit (diluted)	—	—	—	0.48

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

The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.1500	$0.3700	$0.5300	$1.1100
Per subordinated unit	—	—	—	0.7400

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the nine months ended September 30, 2020. As of September 30, 2020, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
On October 21, 2020, the Board approved a distribution for the three months ended September 30, 2020 of $0.15 per common unit. Distributions will be payable on November 20, 2020 to unitholders of record at the close of business on November 13, 2020.
Effective November 3, 2020, the borrowing base of the Credit Facility was reduced to $400.0 million from $430.0 million and the applicable margin rates were increased, as discussed in Note 6 - Credit Facility.

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
Overview
We are one of the largest owners and managers of oil and natural gas mineral interests in the United States. Our principal business is maximizing the value of our existing portfolio of mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests. We maximize value through marketing our mineral assets for lease, creatively structuring the terms on those leases to encourage and accelerate drilling activity, and selectively participating alongside our lessees on a working interest basis. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for relatively stable production and reserves over time with minimal operating costs or capital requirements, allowing the majority of generated cash flow to be distributed to unitholders.
As of September 30, 2020, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 69,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
Asset Sales
In July 2020, we closed our two previously announced transactions to sell certain mineral and royalty properties in the Permian Basin for total proceeds, after closing adjustments, of $150.2 million. The proceeds were used to reduce outstanding borrowings under our Credit Facility.
One of these transactions, effective May 1, 2020, involved the sale of our mineral and royalty interests in specific tracts in Midland County, Texas for net proceeds of approximately $54.5 million. The other transaction, effective July 1, 2020, involved the sale of an undivided interest across parts of our Delaware Basin and Midland Basin positions for net proceeds of approximately $95.7 million. We estimate the production associated with the properties sold, in total, to be approximately 1,800 Boe per day at the time of the sale.
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
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, has resulted in significantly lower market prices for oil, natural gas, and natural gas liquids ("NGLs"). While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused many of our operators to reduce their drilling and completion activity on our acreage, and caused some of our operators to temporarily shut-in production from existing wells, both of which negatively impact our production volumes. While we believe most of the shut-in production has been brought back on-line, drilling and completion activity remains depressed relative to pre-pandemic levels.
The current price environment, including the sharp decline in oil prices that began in March 2020, also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired as of March 31, 2020. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million in the first quarter of 2020. Additionally, the borrowing base under the Credit Facility, which takes into consideration the estimated loan value of our oil and natural gas properties, was reduced from $650.0 million to $460.0 million, effective May 1, 2020. Effective July 21, 2020, in connection with the closing of our two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the board of directors of our general partner (the "Board") also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved an increase in the quarterly distribution for the second quarter of 2020 and maintained that distribution for the third quarter of 2020, but the distribution remains below 2019 levels.
Shelby Trough Update
On May 4, 2020, we entered into a development agreement with affiliates of Aethon Energy ("Aethon") with respect to our undeveloped Shelby Trough Haynesville and Bossier shale acreage in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year.
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

COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic and related economic repercussions have resulted in a significant reduction in demand for and prices of oil, natural gas and NGLs. In the first quarter of 2020 and into the second quarter of 2020, oil prices fell sharply, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. Agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by demand destruction from the COVID-19 pandemic. These market conditions have resulted in a decline in drilling activity as operators revise their capital budgets downward and adjust their operations in response to lower commodity prices. While oil prices have remained depressed, both natural gas spot prices and contract future prices for the fourth quarter of 2020 and for the full year 2021 have improved significantly from levels seen in the second quarter of 2020. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist.

Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices as of the last day of each quarter presented:

	2020			2019
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$40.05	$39.27	$20.51	$54.09	$58.20	$60.19
Henry Hub spot natural gas ($/MMBtu)	$1.66	$1.76	$1.71	$2.37	$2.42	$2.73
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count as of the last day of each quarter presented:

	2020			2019
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	183	188	624	713	793	816
Natural gas	75	75	102	146	173	190
Other	3	2	2	1	1	—
Total	261	265	728	860	967	1,006
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories concluded the injection season on October 31, 2020 at 4.0 Tcf, or 8% higher than the previous five-year average. However, because expected natural gas production will be lower this winter than last winter, the EIA forecasts inventory draws will outpace the five-year average during the heating season and end March 2021 at 1.7 Tcf, which would be 6% lower than the five-year average.
The following table shows natural gas storage volumes by region as of the last day of each quarter presented:

	2020			2019
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	872	639	382	826	526	210
Midwest	1,033	740	476	973	568	241
Mountain	231	173	92	199	134	64
Pacific	316	304	197	291	255	113
South Central	1,304	1,222	840	1,029	907	502
Total	3,756	3,078	1,987	3,318	2,390	1,130
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
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2020 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2020, we have hedged all of our available oil and condensate hedge volumes and 81% of our available natural gas hedge volumes for 2020. As of September 30, 2020, we have also hedged 69% of our available oil and condensate hedge volumes and 73% of our available natural gas hedge volumes for 2021.

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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, non-cash equity-based compensation, and gains and losses on sales of assets. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, estimated replacement capital expenditures during the subordination period, cash interest expense, distributions to preferred unitholders, and restructuring charges. Gains and losses on sales of assets were previously included in Adjusted EBITDA and excluded from Distributable cash flows. We believe this change to remove gains and losses on sales of assets from the definition of Adjusted EBITDA more closely conforms with peer company practice.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net income (loss)	$23,733	$70,247	$91,474	$174,351
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	19,823	27,375	62,198	84,933
Impairment of oil and natural gas properties	—	—	51,031	—
Interest expense	1,664	5,395	9,055	16,572
Income tax expense (benefit)	(155)	(353)	7	(187)
Accretion of asset retirement obligations	286	275	836	829
Equity–based compensation	1,825	3,867	1,405	16,906
Unrealized (gain) loss on commodity derivative instruments	42,374	(10,644)	17,043	6,026
(Gain) loss on sale of assets, net	(24,045)	—	(24,045)	—
Adjusted EBITDA	65,505	96,162	209,004	299,430
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(6)	37	(315)	27
Cash interest expense	(1,401)	(5,132)	(8,273)	(15,793)
Estimated replacement capital expenditures[1]	—	—	—	(2,750)
Preferred unit distributions	(5,250)	(5,250)	(15,750)	(15,750)
Restructuring charges[2]	—	—	4,815	—
Distributable cash flow	$58,848	$85,817	$189,481	$265,164

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

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended September 30,
	2020	2019	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	953	1,207	(254)	(21.0)%
Natural gas (MMcf)[1]	15,220	19,816	(4,596)	(23.2)%
Equivalents (MBoe)	3,490	4,510	(1,020)	(22.6)%
Equivalents/day (MBoe)	37.9	49.0	(11.1)	(22.7)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$36.03	$56.55	$(20.52)	(36.3)%
Natural gas ($/Mcf)[1]	1.91	2.09	(0.18)	(8.6)%
Equivalents ($/Boe)	$18.18	$24.30	$(6.12)	(25.2)%
Revenue:
Oil and condensate sales	$34,335	$68,255	$(33,920)	(49.7)%
Natural gas and natural gas liquids sales[1]	29,107	41,340	(12,233)	(29.6)%
Lease bonus and other income	1,386	3,484	(2,098)	(60.2)%
Revenue from contracts with customers	64,828	113,079	(48,251)	(42.7)%
Gain (loss) on commodity derivative instruments	(21,086)	24,290	(45,376)	NM2
Total revenue	$43,742	$137,369	$(93,627)	(68.2)%
Operating expenses:
Lease operating expense	$3,160	$4,356	$(1,196)	(27.5)%
Production costs and ad valorem taxes	9,905	15,877	(5,972)	(37.6)%
Exploration expense	4	64	(60)	(93.8)%
Depreciation, depletion, and amortization	19,823	27,375	(7,552)	(27.6)%
General and administrative	9,381	14,189	(4,808)	(33.9)%
Other expense:
Interest expense	1,664	5,395	(3,731)	(69.2)%
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
2 Not meaningful.
Revenue
Total revenue for the quarter ended September 30, 2020 decreased compared to the quarter ended September 30, 2019. The decrease in total revenue from the corresponding period is due to a loss on our commodity derivative instruments in the third quarter of 2020 compared to a gain in the third quarter of 2019, a decrease in oil and condensate sales and natural gas and NGL sales as a result of lower realized commodity prices and lower production volumes, and a decrease in lease bonus and other income.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended September 30, 2020 as compared to the corresponding period in 2019 due to lower realized commodity prices and lower production volumes. The decrease in oil and condensate production was primarily driven by production volume decreases in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for both quarters ended September 30, 2020 and 2019.
Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended September 30, 2020 as compared to the corresponding prior period due to lower realized commodity prices and lower production volumes. The decrease in natural gas and NGL production was driven by production volume decreases in the Haynesville/Bossier play primarily due to reduced drilling activity and shut-in production volumes associated with the completion of certain DUCs on our Shelby Trough acreage. Mineral and royalty interest production accounted for 78% and 71% of our natural gas volumes for the quarters ended September 30, 2020 and 2019, respectively.
Gain (loss) on commodity derivative instruments. During the third quarter of 2020, we recognized a loss from our commodity derivative instruments compared to a gain in the same period in 2019. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended September 30, 2020, we recognized $21.3 million of realized gains and $42.4 million of unrealized losses from our oil and natural gas commodity contracts, compared to $13.6 million of realized gains and $10.6 million of unrealized gains in the same period in 2019. The unrealized losses on our commodity contracts during the third quarter of 2020 was primarily driven by changes in the forward commodity price curves for oil and natural gas. The unrealized gains in the same period in 2019 were primarily driven by changes in the forward commodity price curve for oil.

Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2020 was lower than the same period in 2019. Leasing activity in the Haynesville/Bossier play as well as certain surface leases in Polk County, Texas made up the majority of lease bonus revenue in the third quarter of 2020, while a substantial portion of third quarter 2019 activity came from the Permian Basin and the Bakken/Three Forks trend.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended September 30, 2020 as compared to the same period in 2019, primarily due to lower nonrecurring service-related expenses, including workovers, as well as a decrease in variable costs as a result of lower production from our non-operating working interest properties.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2020, production costs and ad valorem taxes decreased as compared to the quarter ended September 30, 2019, primarily as a result of lower commodity prices and lower production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for each of the three months ended September 30, 2020 and 2019.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended September 30, 2020 as compared to the same period in 2019, primarily due to lower production volumes and a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months as well as oil and natural gas property impairments recorded in the first quarter of 2020.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2020, general and administrative expenses decreased as compared to the same period in 2019, primarily due to a $2.1 million decrease in cash compensation and a $1.9 million decrease in equity-based compensation resulting from the broad workforce reduction in the first quarter of 2020.
Interest expense. Interest expense was lower in the third quarter of 2020 relative to the corresponding period in 2019, due to lower interest rates and lower average outstanding borrowings under our Credit Facility.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2020	2019	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,980	3,631	(651)	(17.9)%
Natural gas (MMcf)[1]	51,922	59,025	(7,103)	(12.0)%
Equivalents (MBoe)	11,634	13,469	(1,835)	(13.6)%
Equivalents/day (MBoe)	42.5	49.3	(6.8)	(13.8)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$37.53	$55.09	$(17.56)	(31.9)%
Natural gas ($/Mcf)[1]	1.85	2.65	(0.80)	(30.2)%
Equivalents ($/Boe)	$17.87	$26.48	$(8.61)	(32.5)%
Revenue:
Oil and condensate sales	$111,845	$200,031	$(88,186)	(44.1)%
Natural gas and natural gas liquids sales[1]	96,060	156,622	(60,562)	(38.7)%
Lease bonus and other income	7,669	15,846	(8,177)	(51.6)%
Revenue from contracts with customers	215,574	372,499	(156,925)	(42.1)%
Gain (loss) on commodity derivative instruments	49,751	12,294	37,457	304.7%
Total revenue	$265,325	$384,793	$(119,468)	(31.0)%
Operating expenses:
Lease operating expense	$10,280	$13,497	$(3,217)	(23.8)%
Production costs and ad valorem taxes	31,836	44,919	(13,083)	(29.1)%
Exploration expense	28	372	(344)	(92.5)%
Depreciation, depletion, and amortization	62,198	84,933	(22,735)	(26.8)%
Impairment of oil and natural gas properties	51,031	—	51,031	NM2
General and administrative	32,738	49,750	(17,012)	(34.2)%
Other expense:
Interest expense	9,055	16,572	(7,517)	(45.4)%
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
2 Not meaningful.

Revenue
Total revenue for the nine months ended September 30, 2020 decreased compared to the corresponding prior period. The decrease in total revenue is primarily due to a decrease in oil and condensate sales and natural gas and NGL sales as a result of lower realized commodity prices and lower production volumes, and a decrease in lease bonus and other income. The overall decrease in total revenue was partially offset by an increase in the gain from our commodity derivative instruments for the nine months ended September 30, 2020, compared to the same period in 2019.
Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2020 decreased compared to the corresponding prior period due to lower realized commodity prices and lower production volumes. The decrease in oil and condensate production was primarily driven by lower production volumes in the Bakken/Three Forks. Our mineral and royalty interest oil and condensate volumes accounted for 92% and 92% of total oil and condensate volumes for the nine months ended September 30, 2020 and 2019, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2020 decreased compared to the corresponding prior period due to lower realized commodity prices and lower production volumes. The decrease in natural gas and NGL production was driven by lower volumes in the Haynesville/Bossier play primarily due to reduced drilling activity and shut-in production volumes associated with the completion of certain DUCs on our Shelby Trough acreage. Mineral and royalty interest production accounted for 76% and 68% of our natural gas volumes for the nine months ended September 30, 2020 and 2019, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2020, we recognized an increase in the gain from our commodity derivative instruments compared to the same period in 2019. In the nine months ended September 30, 2020, we recognized $66.8 million of realized gains and $17.0 million of unrealized losses from our oil and natural gas commodity contracts, compared to $18.3 million of realized gains and $6.0 million of unrealized losses in the same period in 2019. The unrealized losses on our commodity contracts during the nine months ended September 30, 2020 were primarily driven by changes in the forward commodity price curves for gas. The unrealized losses on our commodity contracts during the corresponding period in 2019 were primarily driven by changes in the forward commodity price curves for oil, partially offset by changes in the forward commodity price curves for natural gas.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2020 was lower than the same period in 2019. Leasing activity in the Permian Basin, Green River Basin, and Bakken/Three Forks as well as certain surface leases in Polk County, Texas made up the majority of lease bonus revenue in the nine months ended September 30, 2020, while a substantial portion of the activity in the corresponding prior period came from the Permian Basin, as well as the Bakken/Three Forks, Wilcox, and Woodbine trends.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to lower nonrecurring service-related expenses, including workovers, as well as a decrease in variable costs as a result of lower production from our non-operating working interest properties.
Production costs and ad valorem taxes. For the nine months ended September 30, 2020, production costs and ad valorem taxes decreased as compared to the nine months ended September 30, 2019, primarily as a result of lower commodity prices and lower production volumes.
Exploration expense. Exploration expense for the nine months ended September 30, 2020 was minimal. Exploration expense for the nine months ended September 30, 2019 primarily related to costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to lower production volumes and a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months as well as oil and natural gas property impairments recorded in the first quarter of 2020.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activity, unproved leasehold, and mineral interests to identify impairments. Impairments totaled $51.0 million for the nine months ended September 30, 2020, primarily due to declines in future expected realizable net cash flows as a result of lower commodity prices as of the measurement date of March 31, 2020. There were no impairments for the nine months ended September 30, 2019.
General and administrative. For the nine months ended September 30, 2020, general and administrative expenses decreased as compared to the same period in 2019, primarily due to a $6.9 million decrease in cash compensation and a $14.9 million decrease in equity-based compensation. The decrease in cash compensation is primarily resulting from the broad workforce reductions in the first quarter of 2020. The decrease in equity-based compensation is due in part to these same workforce reductions but also due to downward cost revisions recognized in the nine months ended September 30, 2020 for performance-based incentive awards due to the decrease in our common unit price period over period. The overall decrease was partially offset by $4.8 million of restructuring charges in the first quarter of 2020 associated with the workforce reductions and a $1.1 million increase in allowance, recorded in the second quarter of 2020, against an outstanding long-term receivable.
Interest expense. Interest expense was lower in the nine months ended September 30, 2020 than in the prior period primarily due to lower interest rates and lower average outstanding borrowings under our Credit Facility.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, proceeds from the issuance of equity and debt, and proceeds from asset sales. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of September 30, 2020, we had outstanding borrowings of $147.0 million under the Credit Facility.
The Board has adopted a policy pursuant to which, at a minimum, distributions will be paid on each common unit for each quarter to the extent we have sufficient cash generated from our operations after establishment of cash reserves, if any, and after we have made the required distributions to the holders of our outstanding preferred units. However, we do not have a legal or contractual obligation to pay distributions on our common units quarterly or on any other basis, and there is no guarantee that we will pay distributions to our common unitholders in any quarter. The Board may change the foregoing distribution policy at any time and from time to time. In light of the challenging business environment and uncertainty caused by the pandemic, the Board approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved an increase in the quarterly distribution for the second quarter of 2020 and maintained that distribution for the third quarter of 2020 but the distribution remains below 2019 levels. If our borrowings exceed our borrowing base, our ability to pay cash distributions to our unitholders will be limited.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Cash flows provided by operating activities	$221,414	$306,310	$(84,896)
Cash flows provided by (used in) investing activities	150,640	(48,833)	199,473
Cash flows used in financing activities	(377,116)	(260,925)	(116,191)

Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the nine months ended September 30, 2020 as compared to the same period of 2019. The decrease was primarily due to decreased oil and condensate sales and natural gas and NGL sales driven by lower realized commodity prices and lower production for the nine months ended September 30, 2020 compared to the same period of 2019. The overall decrease was partially offset by higher net cash received on settlement of commodity derivative instruments.
Investing Activities. Net cash was provided by investing activities in the nine months ended September 30, 2020 as compared to net cash used in investing activities in the same period of 2019. The change was primarily due to proceeds from the sale of oil and natural gas properties as well as a decrease in the additions to oil and natural gas properties in the nine months ended September 30, 2020.
Financing Activities. Cash flows used in financing activities increased for the nine months ended September 30, 2020 as compared to the same period of 2019. The increase was primarily due to net repayments under our Credit Facility in the nine months ended September 30, 2020 as compared to net borrowings in the corresponding prior period. The overall increase was partially offset by lower distributions to common and subordinated unitholders and decreased repurchases of common units.
Development Capital Expenditures
Our 2020 total development capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.0 million, net of farmout reimbursements, of which $0.8 million has been invested in the nine months ended September 30, 2020. The majority of this capital will be spent for workovers on existing wells in which we own a working interest.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2022. As of September 30, 2020, we had outstanding borrowings of $147.0 million at a weighted-average interest rate of 2.15%.
The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. Effective October 23, 2019 the borrowing base redetermination reduced the borrowing base from $675.0 million to $650.0 million, effective May 1, 2020, the borrowing base was reduced to $460.0 million. Effective July 21, 2020, in connection with the closing of our two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. The next borrowing base redetermination is expected in the spring of 2021. If operators continue to shut-in production and commodity prices remain at current levels, our borrowing base could be further reduced.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. The applicable margin for the alternative base rate ranges from 0.75% to 1.75% and the applicable margin for LIBOR ranges from 1.75% to 2.75%, depending on the borrowings outstanding in relation to the borrowing base. Effective November 3, 2020, the LIBOR margin was increased to between 2.00% and 3.00% and the alternative base rate margin was increased to between 1.00% and 2.00%.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of September 30, 2020, we were in compliance with all debt covenants.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 1.00% to 2.00%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders.
Contractual Obligations
As of September 30, 2020, there have been no material changes to our contractual obligations previously disclosed in our 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of September 30, 2020, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2019 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the nine months ended September 30, 2020 by 10%. This results in an approximate 4.2% reduction of proved reserve volumes as compared to the unadjusted September 30, 2020 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2020, we had nine counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of September 30, 2020, we had $147.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 2.15%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.1 million for the nine months ended September 30, 2020, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Business
The COVID-19 pandemic and the significant decline in commodity prices in 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil, natural gas and natural gas liquids ("NGLs"). In the first quarter of 2020 and into the second quarter of 2020, oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. Agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by demand destruction from the COVID-19 pandemic in 2020. Prices for oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declining into April. While oil prices have modestly recovered, a reversal of recent improvements or a prolonged period at current prices may materially and adversely affect our financial condition, results of operations, and cash distributions to unitholders.
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, has resulted in significantly lower market prices for oil, natural gas, and natural gas liquids. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused many of our operators to reduce their drilling and completion activity on our acreage, and caused some of our operators to temporarily shut-in production from existing wells, both of which negatively impact our production volumes. While we believe most of the shut-in production has been brought back on-line, drilling and completion activity remains depressed relative to pre-pandemic levels.
The current price environment also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million for the nine months ended September 30, 2020. Additionally, the borrowing base under the Credit Facility, which takes into consideration the estimated loan value of our oil and natural gas properties, was reduced from $650.0 million to $460.0 million, effective May 1, 2020. Effective July 21, 2020, in connection with the closing of our two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the board of directors of our general partner (the "Board") also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved an increase in the quarterly distribution for the second quarter of 2020 and maintained that distribution for the third quarter of 2020 but the distribution remains below 2019 levels.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement

On November 3, 2020, Black Stone Minerals Company, L.P. as borrower (the “Borrower”) under that certain Fourth Amended and Restated Credit Agreement, dated as of November 1, 2017, by and among the Borrower, Black Stone Minerals, L.P. (the “Partnership”), Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (the “Credit Agreement”), together with the Partnership entered into the Fourth Amendment to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment principally modifies the Credit Agreement to (i) amend the definition of “Applicable Margin” therein to increase the interest margin at all levels for both Eurodollar Loans (as defined in the Credit Agreement) and Base Rate Loans (as defined in the Credit Agreement) by 25 basis points and (ii) determine the Borrowing Base (as defined in the Credit Agreement) to be $400.0 million until such time as it is redetermined in accordance with the terms of the Credit Agreement.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The description of the Fourth Amendment above under Item 1.01 is incorporated in this Item 2.03 by reference.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 3, 2020	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 3, 2020	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)