Form 10-K
period 2020-12-31
Black Stone Minerals, L.P.
filed 2021-02-23
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $1,015,788,702 on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $6.50 per unit as reported by the New York Stock Exchange on such date. As of February 19, 2021, 207,266,383 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
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

SUMMARY OF RISK FACTORS
The following is a brief summary of the principal factors that make an investment in us speculative or risky. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read Part I, Item 1A. “Risk Factors.”

•The COVID-19 pandemic and the significant decline in commodity prices in 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted;
•We may not generate sufficient cash from operations to pay distributions on our common units;
•The volatility of oil and natural gas prices, and the potential material reduction in demand for oil and natural gas due to factors beyond our control, greatly affects our financial condition, results of operations, and cash distributions to unitholders;
•There are inherent risks to our business related to our ability to identify, fund, complete, and integrate acquisitions, as well as risks related to completed acquisitions including our ability to obtain subsequent financing, satisfactory title to the assets we acquire, and the occurrence of significant changes to the assets we acquire, among others;
•Risks exists related to our unaffiliated operators on which we depend for exploration, development and production on the properties underlying our mineral and royalty interests and non-operated working interests, including their efficiency, their timely royalty payments, and their ability to obtain needed capital or financing;
•We may be unable to obtain needed capital or financing for acquisitions and our non-operated working interests;
•Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions;
•Production-related risks may affect our business, including:
◦Production decline rates and ability to replace current and future production;
◦The willingness and ability of operators to develop or produce proved undeveloped drilling locations;
◦Yield rates for project areas on our properties in various stages of development;
◦The availability of certain materials, equipment, transportation, pipelines, and refining facilities;
◦The accuracy of our reserve estimates; and
◦Risks related to drilling and completion techniques for exploratory drilling in shale plays;
•We face ongoing environmental, legal and regulatory risks, including:
◦Potential reductions in demand for oil and natural gas resulting from conservation measures, technological advances and general concern about the environment;
◦Compliance with existing and newly-adopted laws and regulations at the federal, state and local levels;
◦Risks arising out of the threat of climate change;
◦Operating hazards and uninsured risks such as secondary liability for damage to the environment;
•We rely on a few key individuals whose absence or loss could adversely affect our business;
•Title to the properties in which we have an interest may be impaired by title defects;
•Our partnership agreement includes certain provisions which limit the rights of and pose other risks to our common unitholders, including:
◦The ability of the board of directors (the “Board”) of our general partner to modify or revoke our cash distribution policy;
◦The limitation on fiduciary duties owed by and potential liability of our general partner, its directors and executive officers to our unitholders;
◦The restriction of the voting rights of certain large unitholders;
◦Exclusive forum, venue, and jurisdiction provisions; and
◦Our ability to authorize the issuance of additional common units and other equity interests without common unitholder approval;
•Other risks to our unitholders include:
◦Actions taken by our general partner may affect the amount of cash generated from operations that is available for distribution to unitholders;
◦The market price of our common units could be adversely affected by certain events, including increases in interest rates and the sales of substantial amounts of our common units in the public or private markets;
◦Unitholders may have liability to repay distributions pursuant to Delaware law and common units may be subject to redemption; and
◦Tax-related risks;
•Finally, our business is subject to general risk factors likely common to most publicly-traded issuers.

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
•the scope and duration of the COVID-19 pandemic and actions taken by the governmental authorities and other parties in response to the pandemic;
•the volatility of realized oil and natural gas prices, including the sharp decline in oil prices that occurred in March and April 2020;
•the level of production on our properties;
•the overall supply and demand for oil and natural gas, and regional supply and demand factors, delays, or interruptions of production;
•our ability to replace our oil and natural gas reserves;
•our ability to identify, complete, and integrate acquisitions;
•general economic, business, or industry conditions, including slowdowns, domestically and internationally and volatility in the securities, capital, or credit markets;
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
We own mineral interests in approximately 16.8 million gross acres, with an average 43.5% ownership interest in that acreage. We also own NPRIs in 1.8 million gross acres and ORRIs in 1.7 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in over 70,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Spring in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

PART I

Our Assets
As of December 31, 2020, our total estimated proved oil and natural gas reserves were 55,987 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of the reserves as of December 31, 2020, approximately 97.1% were proved developed reserves (approximately 93.4% proved developed producing and 3.7% proved developed non-producing) and approximately 2.9% were proved undeveloped reserves. At December 31, 2020, our estimated proved reserves were 28% oil and 72% natural gas.
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
Basins
Resource Plays
BSM Mineral & Royalty Acreage
Counties Containing BSM Mineral & Royalty Acreage

Mineral and Royalty Interests
Mineral interests are real-property interests that are typically perpetual and grant ownership of the oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party. When those rights are leased, usually for a three-year term, we typically receive an upfront cash payment, known as lease bonus, and we retain a royalty interest, which entitles us to a cost-free percentage (usually ranging from 20% to 25%) of production or revenue from production. A lessee can extend the lease beyond the initial lease term with continuous drilling, production, or other operating activities or by making an extension payment. When drilling and production ceases, the lease terminates, allowing us to lease the exploration and development rights to another party. Mineral interests generate the substantial majority of our revenue and are also the assets over which we have the most influence.
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
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2020, approximately 26% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests.
The majority of our producing mineral and royalty interest acreage is pooled with third-party acreage to form pooled units. Pooling proportionately reduces our royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which we have such reduced royalty interest.
Non-Operated Working Interests
We own non-operated working interests related to our mineral interests in various plays across our asset base. The majority of our working interest exposure is in the Haynesville/Bossier play in East Texas where we own non-operated working interests alongside XTO Energy Inc. ("XTO"), a subsidiary of Exxon Mobil Corporation, and BPX Energy, a subsidiary of BP plc. In 2017, we entered into farmout arrangements (discussed below) for our entire working interest position in that area. We also hold working interests acquired through working interest participation rights, which we often include in the terms of our leases. This participation right complements our core mineral and royalty interest business because it allows us to realize additional value from our minerals. Under the terms of the relevant leases, we are typically granted a unit-by-unit or a well-by-well option to participate on a non-operated working interest basis in drilling opportunities on our mineral acreage. This right to participate in a unit or well is exercisable at our sole discretion. We generally only exercise this option when the results from prior drilling and production activities have substantially reduced the economic risk associated with development drilling and where we believe the probability of achieving attractive economic returns is high.
Beginning in 2017, we significantly reduced the number of wells in which we participate with a working interest. We generally farm out or sell these participation rights to third parties and often retain some form of non-cost-bearing interest in those wells, such as an overriding royalty interest.
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 20% of our total production volumes during the year ended December 31, 2020. As of December 31, 2020, we owned non-operated working interests in 9,718 gross (347 net) wells.
Our 2021 capital expenditure budget associated with our non-operated working interests is expected to be approximately $5 million. The majority of this capital is anticipated to be spent for working interest participation on test wells in the Austin Chalk play and the remaining will be spent for workovers on existing wells in which we own a working interest.

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
Canaan Farmout
In February 2017, we entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO. We have an approximate 50% working interest in the acreage and are the largest mineral owner. During the first three phases of the farmout agreement, Canaan commits on a phase-by-phase basis and funds 80% of our drilling and completion costs and is assigned 80% of our working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of our working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of our costs for those wells on a well-by-well basis. We receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the agreement.
Canaan has participated in a total of 37 wells under the farmout agreement through December 31, 2020 covering two election phases. In 2019, XTO suspended its development activities in the area due to low natural gas prices. Canaan has the right to elect to continue its participation in a third phase covering up to 20 future wells drilled under the farmout agreement should XTO resume drilling activity.
Pivotal Farmout
In November 2017, we entered into a farmout agreement (the "First Pivotal Farmout") with Pivotal Petroleum Partners ("Pivotal"), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of our remaining working interests under active development in the Shelby Trough area of East Texas targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan farmout) until November 2025. Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding our working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, we will obtain a majority of the original working interest in such well group. As of December 31, 2020, a total of 68 wells have been spud in the contract area subject to the First Pivotal Farmout. Our development agreement with BPX Energy terminated in 2019 with respect to the majority of our acreage covered by the farmout agreement with Pivotal. As such, Pivotal retains minimal rights or obligations related to the farmout for that area that remains subject to the First Pivotal Farmout.
In the second quarter of 2020, we entered into a development agreement with Aethon Energy ("Aethon") to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year. In November 2020, we entered into a new farmout agreement (the "Second Pivotal Farmout") with Pivotal. The Second Pivotal Farmout supersedes and replaces the First Pivotal Farmout with respect to the area covered by the Aethon development agreement. The Second Pivotal Farmout covers our remaining working interests under active development by Aethon in Angelina County, Texas and continues until November 2028, unless earlier terminated in accordance with the terms of the agreement. Pivotal will earn 100% of our remaining working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon in accordance with the development agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding our working interests for the duration of the Second Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, we will obtain a majority of the original working interest in such well group. As of December 31, 2020, a total of 2 wells have been spud in the contract area subject to the Second Pivotal Farmout.

From the inception of the farmout agreements through December 31, 2020, we have received $90.2 million and $119.2 million from Canaan and Pivotal, respectively, under the agreements. When such reimbursements are received prior to assigning the wells to Canaan and Pivotal, we record the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan and Pivotal, our Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of December 31, 2020 and 2019, $0.1 million and $1.7 million, respectively, were included in the Other long-term liabilities line item of the consolidated balance sheets for reimbursements received associated with farmed-out working interests not yet assigned to Canaan and Pivotal.
As a result of the farmout agreements with Canaan and Pivotal and the development agreement with Aethon, we expect net capital requirements associated with non-operated working interests to be minimal in 2021.

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
•Southwestern U.S. The Southwestern U.S. region consists of the land area north of the Mexico-United States border from Central Texas westward through Arizona. This region includes the Permian Basin, Fort Worth Basin, Bend Arch, Palo Duro Basin, Dalhart Basin, and Marfa Basin.
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
The following tables present information about our mineral and royalty interests and working interests by BSM Land Region:

	Acreage as of December 31, 2020[1]
	Mineral and Royalty Interests						Working Interests[2]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Gulf Coast	7,918,289	52.1%	552,762	4.2%	241,572	4.0%	478,349	91,835
Southwestern US	2,756,298	25.5%	996,219	3.5%	206,687	1.7%	29,547	12,941
Rocky Mountains	2,118,864	15.4%	243,318	3.4%	909,920	2.5%	93,952	16,174
Eastern US	1,659,418	47.4%	1,727	4.0%	74,912	1.4%	13,487	1,346
Mid-Continent	1,284,107	34.5%	38,931	4.0%	283,226	3.7%	39,981	23,730
Western US	1,025,563	89.2%	334	1.8%	32,965	2.9%	—	—
Total	16,762,539	43.5%	1,833,291	3.7%	1,749,282	2.8%	655,316	146,026

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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2020[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2020	2019	2018	2020	2019	2018
Gulf Coast	13,086	2,095	18,878	20,702	16,425	6,491	10,312	11,869
Southwestern US	32,905	1,163	6,388	7,052	5,081	143	180	278
Rocky Mountains	14,731	2,032	4,983	5,463	7,050	680	678	934
Eastern US	2,063	256	907	750	886	17	24	22
Mid-Continent	8,585	4,171	1,986	2,223	2,366	837	897	1,120
Western US	851	1	273	257	270	—	1	—
Total	72,221	9,718	33,415	36,447	32,078	8,168	12,092	14,223
1 We own both mineral and royalty interests and working interests in 4,186 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 73% of our aggregate production for the year ended December 31, 2020.
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
The following tables present information about our mineral and royalty interests and non-operated working interests by material resource play.

	Acreage as of December 31, 2020[1]
	Mineral and Royalty Interests						Working Interests[2]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Bakken/ Three Forks	396,784	17.1%	38,703	1.3%	12,737	1.4%	51,900	7,191
Haynesville/Bossier	403,508	61.7%	28,516	2.2%	31,026	6.2%	277,167	53,413
Permian-Midland	222,077	4.9%	128,471	1.0%	110,174	0.4%	160	4
Permian-Delaware	133,817	9.3%	36,346	0.6%	5,243	2.9%	2,482	1,151
Eagle Ford	67,564	14.3%	106,264	1.2%	48,440	2.2%	1,147	87
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2020[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2020	2019	2018	2020	2019	2018
Bakken/ Three Forks	3,900	494	3,694	4,150	5,007	485	541	693
Haynesville/Bossier	1,150	104	14,525	15,091	10,273	5,756	9,364	10,657
Permian-Midland	2,184	2	2,640	2,621	1,792	—	—	1
Permian-Delaware	678	26	2,136	2,932	2,207	39	52	65
Eagle Ford	924	25	1,137	1,631	1,920	9	12	12
1 We own both mineral and royalty interests and working interests in 831 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2020, 2019, and 2018 shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Mr. Richard B. Talley, Jr. Mr. Talley, a Licensed Professional Engineer in the State of Texas (License No. 102425), has been practicing consulting petroleum engineering at NSAI since 2004 and has over five years of prior industry experience. He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. As technical principal, Mr. Talley meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report as of December 31, 2020 is attached as an exhibit to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Garrett Gremillion, our Vice President, Engineering, was primarily responsible for overseeing the preparation of all of our reserve estimates for 2020. Mr. Gremillion is a petroleum engineer with approximately 11 years of reservoir-engineering experience. Brock Morris, our former Senior Vice President, Engineering and Geology, was primarily responsible for overseeing the preparation of all of our reserve estimates for 2019 and 2018. Mr. Morris is a petroleum engineer and had approximately 34 years of reservoir-engineering and operations experience as of December 31, 2019.

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
•Discussion of material reserve variances among our internal reservoir engineers and our Vice President, Engineering; and
•Review of preliminary reserve estimates by our senior management with our internal technical staff.
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of our estimated proved reserves as of December 31, 2020, 2019, and 2018 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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

Summary of Estimated Proved Reserves
Estimates of reserves are prepared using oil and natural gas prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month within the year the estimates are prepared. For estimates of oil reserves, the average WTI spot oil prices used were $39.54, $55.85, and $65.56 per barrel as of December 31, 2020, 2019, and 2018, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $1.99, $2.58, and $3.10 per MMBTU as of December 31, 2020, 2019, and 2018, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $36.43 per barrel for oil and $1.60 per Mcf for natural gas as of December 31, 2020, $52.15 per barrel for oil and $2.36 per Mcf for natural gas as of December 31, 2019, and $62.81 per barrel for oil and $2.98 per Mcf for natural gas as of December 31, 2018.
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
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2020	2019	2018
	(Unaudited)
Estimated proved developed:
Oil (MBbls)	15,952	17,050	17,567
Natural gas (MMcf)	230,411	263,371	278,233
Total (MBoe)	54,354	60,945	63,939
Estimated proved undeveloped:
Oil (MBbls)	—	—	—
Natural gas (MMcf)	9,800	45,587	35,787
Total (MBoe)	1,633	7,598	5,965
Estimated proved reserves:
Oil (MBbls)	15,952	17,050	17,567
Natural gas (MMcf)	240,211	308,958	314,020
Total (MBoe)	55,987	68,543	69,904
Percent proved developed	97.1%	88.9%	91.5%
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
Additional information regarding our estimated proved reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the estimated proved reserve report as of December 31, 2020, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves
As of December 31, 2020, our PUDs comprised 9,800 MMcf of natural gas, for a total of 1,633 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2020 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2019	7,598
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	1,135
Revisions of previous estimates	(1,545)
Transfers to estimated proved developed	(5,555)
As of December 31, 2020	1,633
New PUD reserves totaling 1,135 MBoe were added during the year ended December 31, 2020, resulting from development activities in the Haynesville/Bossier play. In 2020 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2020, we had reductions of 1,545 MBoe of PUD reserves, primarily as a result of a reduction of royalty on the wells in order to incentivize the operator to complete and turn the wells to sales. We converted the remaining 5,555 MBoe of PUD reserves to PDP reserves.
During the year ended December 31, 2020, no costs were incurred, net of farmout reimbursements, relating to the development of locations that were classified as PUDs as of December 31, 2019. Additionally, during the year ended December 31, 2020, we incurred minimal costs, net of farmout reimbursements, drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2019. There are no estimated future development costs projected for the development of PUD reserves as of December 31, 2020. All our PUD drilling locations as of December 31, 2020 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have received and approved an AFE. As of December 31, 2020, our PUD reserves consists of 5 wells in various stages of drilling. As of December 31, 2020, approximately 3% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2020, 26% of our production and 52% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGL sales were 74% of our production and 48% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Production:
Oil and condensate (MBbls)	3,895	4,777	4,962
Natural gas (MMcf)[1]	67,945	77,635	71,622
Total (MBoe)	15,219	17,716	16,899
Average daily production (MBoe/d)	41.6	48.5	46.3
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$38.16	$55.20	$62.53
Natural gas and natural gas liquids sales (per Mcf)[1]	$2.04	$2.57	$3.47
Unit Cost per Boe:
Production costs and ad valorem taxes	$2.86	$3.42	$3.81
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2020[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	50,142	3,687	65
Natural Gas	22,079	6,031	282
Total	72,221	9,718	347
1 We own both mineral and royalty interests and working interests in 4,186 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2020:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	1,042,351	7,670,272	8,712,623
Southwestern U.S.	1,245,331	2,713,873	3,959,204
Rocky Mountains	963,570	2,308,532	3,272,102
Eastern U.S.	154,320	1,581,737	1,736,057
Mid-Continent	753,369	852,895	1,606,264
Western U.S.	20,265	1,038,597	1,058,862
Total	4,179,206	16,165,906	20,345,112
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
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2020:

	Developed Acreage[1]		Undeveloped Acreage[1]		Total Acreage[1]
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	223,195	35,881	255,154	55,954	478,349	91,835
Southwestern U.S.	15,881	11,751	13,666	1,190	29,547	12,941
Rocky Mountains	81,485	14,891	12,467	1,283	93,952	16,174
Eastern U.S.	13,408	1,346	79	—	13,487	1,346
Mid-Continent	38,995	23,711	986	19	39,981	23,730
Western U.S.	—	—	—	—	—	—
Total	372,964	87,580	282,352	58,446	655,316	146,026
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

The following table lists the net undeveloped acres, the net acres expiring in the years ending December 31, 2021, 2022, and 2023, and, where applicable, the net acres expiring that are subject to extension options:

	2021 Expirations		2022 Expirations		2023 Expirations
Net Undeveloped Acreage	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
58,446	6,037	963	3,012	1,016	2,802	361
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

	Year Ended December 31,
	2020	2019	2018
Gross development wells:
Productive	—	—	6.0
Dry	—	—	—
Total	—	—	6.0
Net development wells:
Productive	—	—	2.5
Dry	—	—	—
Total	—	—	2.5
Gross exploratory wells:
Productive	—	1.0	—
Dry	—	—	1
Total	—	1.0	1.0
Net exploratory wells:
Productive	—	0.3	—
Dry	—	—	1
Total	—	0.3	1.0
As of December 31, 2020, we had no wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change, including one that calls for substantial action on climate change, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The current administration has also issued an executive order calling for the suspension, revision, or rescission, of a September 2020 rule rescinding certain methane standards and removing transmission and storage segments from the source category for certain regulations, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually determined reduction goals every five years after 2020. Although the United States had withdrawn from the Paris Agreement, the current administration recently recommitted the United States to the agreement by executive order. However, the impacts of this executive order and the terms of any legislation or regulation to implement the United States' commitment remain unclear at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates now in political office. These have included promises to limit emissions and curtail certain production of oil and natural gas. Other actions that could be pursued by the current administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve recently joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.
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
Hydraulic Fracturing
Our operators engage in hydraulic fracturing, a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but recently the EPA and other federal agencies have asserted jurisdiction over certain aspects of hydraulic fracturing. For example, the EPA issued effluent limitation guidelines in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings.
Several states where we own interests in oil and gas producing properties, including Colorado, North Dakota, Louisiana, Oklahoma, and Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, both Texas and Oklahoma have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. For example, in April 2019, Colorado adopted legislation that requires the Colorado Oil and Gas Conservation Commission ("COGCC") to prioritize public health and environmental concerns in its decisions and delegates considerable new authority to local governments to regulate surface impacts.
In keeping with this legislation, the COGCC in November 2020 adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental matters. These revisions established more stringent setbacks (2,000 feet instead of 500-feet) on new oil and gas development and elimination of routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring greater setbacks. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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

	Year Ended December 31,
	2020	2019	2018
XTO Energy Inc.	20%	18%	15%
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

Human Capital
Overview and Structure. We consider our workforce to be our most important asset, and we have sought to structure our hiring practices, compensation and benefits programs, and employee practices to attract and retain high-quality personnel and to provide a comfortable and collegial work environment. We continue to invest in our employees by providing training opportunities, promoting diversity and inclusion, and maintaining focus on corporate ethics. We are managed and operated by the Board and executive officers of our general partner. All our employees, including our executive officers, are employees of Black Stone Natural Resources Management Company (“Black Stone Management”).
Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2020, Black Stone Management had 87 full-time employees and 14 contractors. Our largest departments are Accounting and Land Administration, which account for 34 and 18 respectively, of our full-time employee base. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
Recruiting. As a small, tight-knit community, our employees have broad responsibilities and we encourage continuing development in their careers. When new opportunities arise within our organization, we may look within our organization for talent to fill those needs, ask for referrals from our team (who understand the diverse skill sets, high energy and forward-thinking attitude that contributes to delivering exceptional results), or work with recruiters who specialize in the areas of our vacancies.
Compensation. As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefits programs that, we believe, are extremely competitive and reward outstanding performance. In addition to the incentive programs in place for our named executive officers, which are described in detail in our proxy statement, we have structured a cash-bonus program for non-officer employees that is dependent on an employee’s individual performance and our performance as a company. Our “extended leadership” group, consisting of 18 employees, also receives restricted-unit and performance-unit awards to encourage retention and align compensation with our company performance.
Healthcare and Other Benefits. We provide a robust suite of benefits to our employees covering all aspects of life, including 401(k) matching, medical-insurance options, and programs to encourage and support the whole person, including physical, mental and emotional, financial, social, career, and community service initiatives.
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
COVID-19
The COVID-19 pandemic and the significant decline in commodity prices in 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil, natural gas and NGLs. In the first quarter of 2020 and into the second quarter of 2020, oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. Agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by demand destruction from the COVID-19 pandemic in 2020. Prices for oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declining into April. While oil prices have recovered, a reversal of recent improvements or a prolonged period at current prices may materially and adversely affect our financial condition, results of operations, and cash distributions to unitholders.
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, has resulted in significantly lower market prices for oil, natural gas, and NGLs. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused many of our operators to reduce their drilling and completion activity on our acreage, and caused some of our operators to temporarily shut-in production from existing wells, both of which negatively impact our production volumes. While we believe most of the shut-in production has been brought back on-line, drilling and completion activity remains depressed relative to pre-pandemic levels.
The current price environment also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million for the year ended December 31, 2020. Additionally, the borrowing base under the Credit Facility, which takes into consideration the estimated loan value of our oil and natural gas properties, was reduced from $650.0 million to $460.0 million, effective May 1, 2020. Effective July 21, 2020, in connection with the closing of our two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the Board also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved increases to the quarterly distribution for the second and fourth quarters of 2020, but the distribution remains below 2019 levels.
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Any declines in production or production forecasts as a result of low commodity prices in light of the COVID-19 pandemic and global oversupply could limit our ability to hedge future volumes.
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
Cash Distributions
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
Price of Oil and Natural Gas
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

	Year Ended December 31, 2020		During the Five Years Prior to 2021		As of December 31,
	High	Low[3]	High[2]	Low[3]	2020	2019	2018
WTI spot crude oil ($/Bbl)[1]	$63.27	$8.91	$77.41	$8.91	$48.35	$61.14	$45.15
Henry Hub spot natural gas ($/MMBtu)[1]	3.14	1.33	6.24	1.33	2.36	2.09	3.25
1 Source: EIA
2 High prices for WTI and Henry Hub were in 2018.
3 Low prices for WTI and Henry Hub were in 2020. Excludes the period in April 2020 when WTI briefly traded in negative territory.
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
Based on the EIA forecasts for 2021 and 2022, oil prices are expected to trade in a lower range compared to recent historical highs. Approximately 52% of our 2020 oil and natural gas revenues were derived from oil and condensate sales. Any additional decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
The spot WTI market price at Cushing, Oklahoma has declined from $98.17 per Bbl on December 31, 2013 to $48.35 per Bbl on December 31, 2020. The reduction in price has been caused by many factors, including substantial increases in U.S. oil production from unconventional (shale) reservoirs, with limited increases in demand. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties in addition to impairments taken during 2015 and 2016, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility (defined below) and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness. See "—Covid-19— The COVID-19 pandemic and the significant decline in commodity prices in 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.”
Based on the EIA forecasts for 2021 and 2022, natural gas prices are expected to trade in a range lower than historical highs. Approximately 48% of our 2020 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2020, natural gas prices at Henry Hub have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.33 per MMBtu in 2020. On December 31, 2020, the Henry Hub spot market price of natural gas was $2.36 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production from unconventional (shale) reservoirs, without an offsetting increase in demand. The expected increase in natural gas production in 2020, based on reports from the EIA, could cause the prices for natural gas to remain at current levels or fall to lower levels. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to further write down the value of our oil and natural gas properties in addition to impairments taken during 2015 and 2016, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness. See "—Covid-19— The COVID-19 pandemic and the significant decline in commodity prices in 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.”
Acquisitions
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
Access to Capital and Financing
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
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2020, we had outstanding borrowings of $121.0 million and the aggregate maximum credit amounts of the lenders were $1.0 billion. Our borrowing base determined by the lenders under our Credit Facility in November 2020 is $400.0 million and the next semi-annual redetermination is scheduled for April 2021. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 1.00% and 2.00%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” for a description of the interest rate on outstanding borrowings under our Credit Facility.
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
Production
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
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2020, 2019, and 2018 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2020, 2019, and 2018 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2020, 2019, and 2018, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.
The results of exploratory drilling in shale plays will be subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.
Our operators use the latest drilling and completion techniques in their operations, and these techniques come with inherent risks, including being unable to land the well bore in the desired drilling zone and being unable to fracture stimulate the planned number of stages, and being unable to run tools through the well bore. In addition, to the extent our operators engage in horizontal drilling, those activities may adversely affect their ability to successfully drill in identified vertical drilling locations. Furthermore, certain of the new techniques that our operators may adopt, such as infill drilling and multi-well pad drilling, may cause irregularities or interruptions in production due to, in the case of infill drilling, offset wells being shut in and, in the case of multi-well pad drilling, the time required to drill and complete multiple wells before these wells begin producing. The results of drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas often have limited or no production history and consequently our operators will be less able to predict future drilling results in these areas.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2020, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
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
In 2020, we generated 13% of our royalty revenues and 54% of our working interest revenues from two operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. These operators have recently decided to limit their Shelby Trough drilling activity, and one of the operators has released acreage in the area. Geographic and operator concentration heightens the effect of operational risks, including:
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
A failure on the part of the operators to make royalty payments gives us the right to terminate the lease, repossess the property, and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement operator. However, we might not be able to find a replacement operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to bankruptcy proceedings, in which case our right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise impaired.
Environmental, Legal and Regulatory Risks
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
Oil and natural gas operations are subject to various governmental laws and regulations, including those directed at the threat of climate change. Compliance with these laws and regulations can be burdensome and expensive, and failure to comply could result in significant liabilities, which could reduce cash distributions to our unitholders.
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
Our operators engage in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal SDWA regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil and natural gas commissions. However, the EPA has published effluent limit guidelines prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.
Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings.
Several states where we own interests in oil and natural gas producing properties, including Colorado, North Dakota, Louisiana, Oklahoma, and Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, in Texas, the RRC published a final rule in October 2014 governing permitting or re-permitting of disposal wells that require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections, and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend, or terminate the permit application or existing operating permit for that well. Similarly, Oklahoma has imposed strict limits on the operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. For example, in April 2019, Colorado adopted legislation that requires the COGCC to prioritize public health and environmental concerns in its decisions and delegates considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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
Key Persons
We rely on a few key individuals whose absence or loss could adversely affect our business.
Many key responsibilities within our business have been assigned to a small number of individuals. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team could disrupt our business, and if we are unable to manage an orderly transition, our business may be adversely affected.
Further, we do not maintain “key person” life insurance policies on any of our executive team or other key personnel. As a result, we are not insured against any losses resulting from the death of these key individuals.
Title Defects
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
Risks to Unitholders under Our Partnership Agreement
The Board may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all on our common units. If we make distributions, our Series B cumulative convertible unitholders have priority with respect to rights to share in those distributions over our common unitholders for so long as our Series B cumulative convertible preferred units are outstanding.
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
Distributions to Unitholders; Price of Units and Other Risks
Actions taken by our general partner may affect the amount of cash generated from operations that is available for distribution to unitholders.
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
As of December 31, 2020, we had 206,748,889 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2020 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.

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
Tax-Related Risks
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment for publicly traded partnerships. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
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
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,” discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.
For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction.
If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person.
While the determination of a partner's "amount realized" generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of publicly traded partnership's liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker.
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
We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss, or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our common unitholders.
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
General Risk Factors
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

Various security risks, including cyber attacks on businesses, have escalated in recent years. As one of the largest owners and managers of oil and natural gas mineral interests in the United States, we rely on electronic systems and networks to control and manage our business and have multiple layers of security to monitor, mitigate and manage these risks. However, these systems and networks, as well as our operators’ systems and networks and third-party infrastructure and operations, such as pipelines and transportation facilities, may be subject to sophisticated and deliberate security attacks and security breaches, which could lead to the corruption or loss of sensitive and valuable data or other disruptions. If we or our operators were to experience an attack or a breach and security measures failed, the potential consequences to our businesses and the communities in which we operate could be significant. In addition, our efforts to monitor, mitigate and manage these evolving risks may result in increased capital and operating costs, but there can be no assurance that such efforts will be sufficient to prevent attacks or breaches from occurring.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 19, 2021, there were 207,266,383 common units outstanding held by 448 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 19, 2021, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares the cumulative five-year total return to unitholders on our common units as compared to the cumulative five-year total returns on the S&P 500 index and the Alerian MLP index. The graph assumes that the value of the investment in our common units was $100.00 on December 31, 2015. Cumulative return is computed assuming reinvestment of distributions.

Cumulative Total Return on Common Units
$250
$200
$150
$100
$50
$0
Investment Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
Alerian MLP Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of December 31,
	2015	2016	2017	2018	2019	2020
Black Stone Minerals, L.P.	$100.00	$139.72	$142.29	$130.83	$116.12	$64.97
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Alerian MLP Index	100.00	118.31	110.59	96.86	103.21	73.60

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

	At December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per unit amounts)
Total revenue	$342,751	$487,821	$609,568	$429,659	$260,833
Net income (loss)	121,819	214,368	295,560	157,153	20,188
Net income (loss) attributable to the general partner and common units and subordinated units	100,819	193,368	274,511	152,145	14,437
Net income (loss) attributable to limited partners per common and subordinated unit (basic)[1]
Per common unit (basic)	$0.49	$1.01	$1.46	$1.01	$0.26
Per subordinated unit (basic)	—	0.64	1.25	0.56	(0.11)
Net income (loss) attributable to limited partners per common and subordinated unit (diluted)[1]
Per common unit (diluted)	$0.49	$1.01	$1.45	$1.01	$0.26
Per subordinated unit (diluted)	—	0.64	1.25	0.56	(0.11)
Cash distributions declared per common and subordinated unit
Per common unit	$0.68	$1.48	$1.33	$1.20	$1.10
Per subordinated unit	—	0.74	1.13	0.79	0.74
Total assets[2]	$1,243,978	$1,545,208	$1,750,124	$1,576,451	$1,128,827
Long-term debt	121,000	394,000	410,000	388,000	316,000
Total mezzanine equity	298,361	298,361	298,361	322,422	54,015
1 See Note 13 – Earnings Per Unit in the consolidated financial statements included elsewhere in this Annual Report.
2 We recorded noncash impairments of oil and natural gas properties in the amounts of $51.0 million and $6.8 million for the years ended December 31, 2020 and 2016, respectively. We did not have impairments of oil and natural gas properties for the years ended 2019, 2018, and 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2020 and 2019. For the discussion of changes from 2018 to 2019 and other financial information related to 2018, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2020.
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
As of December 31, 2020, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Asset Sales

In July 2020, we closed two separate divestitures of certain mineral and royalty properties in the Permian Basin for total proceeds, after final closing adjustments, of $150.6 million. The proceeds were used to reduce outstanding borrowings under our Credit Facility.

One of these transactions, effective May 1, 2020, involved the sale of our mineral and royalty interests in specific tracts in Midland County, Texas for net proceeds of approximately $54.5 million. The other transaction, effective July 1, 2020, involved the sale of an undivided interest across parts of our Delaware Basin and Midland Basin positions for net proceeds of approximately $96.1 million. We estimate the production associated with the properties sold, in total, to be approximately 1,800 Boe per day at the time of the sale.

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

The current price environment, including the sharp decline in oil prices that began in March 2020, also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired as of March 31, 2020. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million in the first quarter of 2020. Additionally, the borrowing base under the Credit Facility, which takes into consideration the estimated loan value of our oil and natural gas properties, was reduced from $650.0 million to $460.0 million, effective May 1, 2020. Effective July 21, 2020, in connection with the closing of our two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the board of directors of our general partner (the "Board") also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved increases to the quarterly distribution for the second and fourth quarters of 2020, but the distribution remains below 2019 levels.

Shelby Trough Update

On May 4, 2020, we entered into a development agreement with affiliates of Aethon Energy ("Aethon") with respect to our undeveloped Shelby Trough Haynesville and Bossier shale acreage in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year. Aethon has successfully spud the initial two program wells under the development agreement.

On June 10, 2020, we entered into a new incentive agreement with XTO Energy Inc. ("XTO") with respect to certain drilled but uncompleted wells ("DUCs") in our Shelby Trough acreage in San Augustine County, Texas. The agreement allows for royalty relief on 13 existing DUCs if XTO completes and turns the wells to sales by March 31, 2021, and complements the recent development agreement with Aethon covering our Shelby Trough acreage in Angelina County towards our goal of reviving volume growth from the area. As of January 18, 2021, XTO has turned all 13 DUCs to sales.

Austin Chalk Update

We are currently working with several operators to test and develop areas of the Austin Chalk in East Texas where we have significant acreage positions. Recent drilling results have shown that advances in fracturing and other completion techniques can dramatically improve well performance from the Austin Chalk formation. In February of 2021, we entered into an agreement with a large, publicly traded independent operator by which the operator will undertake a program to drill, test, and complete wells in the Austin Chalk formation on certain of our acreage in East Texas. If successful, the operator has the option to expand its drilling program over a significant acreage position owned and controlled by us.

We are also working with existing operators across our East Texas Austin Chalk position to encourage new development utilizing current completion techniques.

Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
COVID-19 Pandemic and Market Conditions

The COVID-19 pandemic and related economic repercussions have resulted in a significant reduction in demand for and prices of oil, natural gas and NGLs. In the first quarter of 2020 and into the second quarter of 2020, oil prices fell sharply, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. Agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by demand destruction from the COVID-19 pandemic. These market conditions have resulted in a decline in drilling activity as operators revise their capital budgets downward and adjust their operations in response to lower commodity prices. Crude oil and natural gas spot prices in early 2021 and contract future prices for the full year 2021 have improved significantly from levels seen in the second quarter of 2020; however, drilling activity remains depressed relative to levels experienced in 2018 and 2019. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist.
Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. The EIA forecasts that WTI oil prices will average approximately $49.70 per Bbl in 2021 and $49.81 per Bbl in 2022. During the year ended December 31, 2020, the WTI oil spot price reached a high of $63.27 per Bbl on January 6, 2020, but decreased to a low of $8.91 per Bbl on April 21, 2020. This excludes the period in April 2020 when WTI briefly traded in negative territory.
The EIA forecasts that the Henry Hub spot natural gas price will average $3.01 per MMBtu for 2021 and $3.27 per MMBtu for 2022. During the year ended December 31, 2020, Henry Hub spot natural gas prices ranged from a high of $3.14 per MMBtu on October 26, 2020 to a low of $1.33 per MMBtu on September 21, 2020.
To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The following table reflects commodity prices at the end of each quarter presented:

	2020
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$48.35	$40.05	$39.27	$20.51
Henry Hub spot natural gas ($/MMBtu)[1]	$2.36	$1.66	$1.76	$1.71
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2020
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	267	183	188	624
Natural gas	83	75	75	102
Other	1	3	2	2
Total	351	261	265	728
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2021, at almost 1.6 Tcf, or 12% lower than the five-year average. The EIA expects inventories will reach almost 3.6 Tcf at the end of October 2021, which would be 5% lower than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2020
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	771	890	655	385
Midwest	930	1,053	747	472
Mountain	197	235	177	92
Pacific	283	318	308	200
South Central	1,166	1,313	1,221	857
Total	3,347	3,809	3,108	2,006
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
We may employ contractual arrangements other than fixed-price swap contracts and costless collar contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2020 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2020, we had hedged 98% of our available oil and condensate hedge volumes and 80% of our available natural gas hedge volumes for 2021.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, non-cash equity-based compensation, and gains and losses on sales of assets. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, estimated replacement capital expenditures during the subordination period, cash interest expense, distributions to noncontrolling interests and preferred unitholders, and restructuring charges.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income (loss)	$121,819	$214,368
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	82,018	109,584
Impairment of oil and natural gas properties	51,031	—
Interest expense	10,408	21,435
Income tax expense (benefit)	8	(335)
Accretion of asset retirement obligations	1,131	1,117
Equity-based compensation	3,727	20,484
Unrealized (gain) loss on commodity derivative instruments	35,238	32,817
(Gain) loss on sale of assets, net	(24,045)	—
Adjusted EBITDA	281,335	399,470
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(391)	42
Cash interest expense	(9,364)	(20,394)
Estimated replacement capital expenditures[1]	—	(2,750)
Preferred unit distributions	(21,000)	(21,000)
Restructuring charges	4,815	—
Distributable cash flow	$255,395	$355,368
1 The Board established a replacement capital expenditure estimate of $11.0 million for the period of April 1, 2018 to March 31, 2019. Due to the expiration of the subordination period, we do not intend to establish a replacement capital expenditure estimate for periods subsequent to March 31, 2019.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2020	2019	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,895	4,777	(882)	(18.5)%
Natural gas (MMcf)[1]	67,945	77,635	(9,690)	(12.5)%
Equivalents (MBoe)	15,219	17,716	(2,497)	(14.1)%
Equivalents/day (MBoe)	41.6	48.5	(6.9)	(14.2)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$38.16	$55.20	$(17.04)	(30.9)%
Natural gas ($/Mcf)[1]	2.04	2.57	(0.53)	(20.6)%
Equivalents ($/Boe)	$18.89	$26.13	$(7.24)	(27.7)%
Revenue:
Oil and condensate sales	$148,631	$263,678	$(115,047)	(43.6)%
Natural gas and natural gas liquids sales[1]	138,926	199,265	(60,339)	(30.3)%
Lease bonus and other income	9,083	29,833	(20,750)	(69.6)%
Revenue from contracts with customers	296,640	492,776	(196,136)	(39.8)%
Gain (loss) on commodity derivative instruments	46,111	(4,955)	51,066	NM2
Total revenue	$342,751	$487,821	$(145,070)	(29.7)%
Operating expenses:
Lease operating expense	$14,022	$17,665	$(3,643)	(20.6)%
Production costs and ad valorem taxes	43,473	60,533	(17,060)	(28.2)%
Exploration expense	29	397	(368)	(92.7)%
Depreciation, depletion, and amortization	82,018	109,584	(27,566)	(25.2)%
Impairment of oil and natural gas properties	51,031	—	51,031	NM2
General and administrative	42,983	63,353	(20,370)	(32.2)%
Other expense:
Interest expense	10,408	21,435	(11,027)	(51.4)%
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
2 Not meaningful.
Revenue
Total revenue for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019. The decrease in total revenue from the corresponding period is primarily due to a decrease in oil and condensate sales and natural gas and NGL sales as a result of lower realized commodity prices and lower production volumes, and a decrease in lease bonus and other income. The overall decrease was partially offset by a gain on commodity derivative instruments in 2020 compared to a loss in 2019.

Oil and condensate sales. Oil and condensate sales for the year ended December 31, 2020 were lower than the corresponding period in 2019 due to decreased production volumes and lower realized commodity prices. The decrease in oil and condensate production was primarily driven by lower production in the Permian Basin and the Bakken/Three Forks. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for each of the years ended December 31, 2020 and 2019.
Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to lower realized commodity prices and lower production volumes. The decrease in natural gas production was driven by lower volumes in the Haynesville/Bossier play primarily due to reduced drilling activity and shut-in production volumes associated with the completion of certain DUCs on our Shelby Trough acreage. Mineral and royalty interest production accounted for 76% and 69% of our natural gas volumes for the years ended December 31, 2020 and 2019, respectively.
Gain (loss) on commodity derivative instruments.  During 2020, we recognized a gain from our commodity derivative instruments compared to a loss in 2019. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2020, we recognized $81.3 million of realized gains and $35.2 million of unrealized losses from our commodity derivatives, compared to $27.9 million of realized gains and $32.8 million of unrealized losses in 2019. The unrealized losses on our commodity contracts in 2020 were primarily driven by changes in the forward commodity price curves for oil and natural gas. The unrealized losses on our commodity contracts in 2019 were primarily driven by changes in the forward commodity price curves for oil, partially offset by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was lower for the year ended December 31, 2020, as compared to the same period in 2019. Leasing activity in the Permian Basin, Haynesville/Bossier, Green River Basin, and Bakken/Three Forks plays as well as certain surface leases in Polk County, Texas made up the majority of lease bonus and other income in 2020. Leasing activity in the Bakken/Three Forks, Haynesville/Bossier, Permian Basin, and Woodbine plays, as well as proceeds from the settlement of a dispute with one of our operators, made up the majority of lease bonus and other income in 2019.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased in 2020 as compared to 2019, primarily due to lower nonrecurring service-related expenses, including workovers, as well as a decrease in variable costs as a result of lower production from our non-operated working interest properties.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2020, production and ad valorem taxes decreased as compared to the year ended December 31, 2019, as a result of lower commodity prices and lower production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for 2020 was minimal. Exploration expense for 2019 primarily consisted of costs incurred to acquire 3-D seismic information related to our mineral and royalty interests from a third-party service provider.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2020 as compared to 2019, primarily due to lower production volumes and a reduction in cost basis with lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to oil and natural gas property divestitures, continued depreciation, depletion, and amortization, and oil and natural gas property impairments.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activities, unproved leasehold, and mineral interests to identify impairments. Impairments totaled $51.0 million for the year ended December 31, 2020, primarily due to declines in future expected realizable net cash flows as a result of lower commodity prices as of the measurement date of March 31, 2020. There were no impairments for 2019.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2020, general and administrative expenses decreased compared to 2019, primarily due to a $8.9 million decrease in cash compensation and a $16.8 decrease in equity-based compensation. The decrease in cash compensation is primarily resulting from the broad workforce reductions in the first quarter of 2020. The decrease in equity-based compensation is due in part to these same workforce reductions but also due to downward cost revisions recognized in 2020 for performance-based incentive awards due to the decrease in our common unit price period over period. The overall decrease was partially offset by $4.8 million of restructuring charges in the first quarter of 2020 associated with the workforce reductions.
Other Expense
Interest expense. For the year ended December 31, 2020, interest expense decreased compared to 2019, primarily due to lower average outstanding borrowings and lower interest rates under our Credit Facility.

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
Cash Flows
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Cash flows provided by operating activities	$281,809	$412,720	$(130,911)
Cash flows provided by (used in) investing activities	151,246	(48,623)	199,869
Cash flows provided by (used in) financing activities	(439,378)	(361,392)	(77,986)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash provided by operating activities for 2020 decreased as compared to 2019. The decrease was primarily due to decreased oil and condensate sales and natural gas and NGL sales driven by lower realized commodity prices and lower production. The overall decrease was partially offset by higher net cash received on settlement of commodity derivative instruments.
Investing Activities. Net cash was provided by investing activities for 2020 as compared to net cash used in investing activities for 2019. The change was primarily due to increased proceeds from the sale of oil and natural gas properties as well as a decrease in oil and natural gas property acquisitions and additions in 2020 as compared with 2019.
Financing Activities. Cash flows used in financing activities for 2020 increased as compared to 2019. The increase was primarily due to increased net repayments under our Credit Facility in 2020 compared with 2019. The overall increase was partially offset by lower distributions to common unitholders and decreased repurchases of common units.

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
Our 2021 capital expenditure budget associated with our non-operated working interests is expected to be approximately $5 million, net of farmout reimbursements. The majority of this capital is anticipated to be spent for working interest participation on test wells in the Austin Chalk play and the remaining will be spent for workovers on existing wells in which we own a working interest.
During 2020, we spent approximately $0.6 million associated with our non-operated working interests, net of farmout reimbursements.
During 2019, we spent approximately $4.3 million associated with our non-operated working interests, net of farmout reimbursements. The majority of this capital was spent for workovers on existing wells in which we own a working interest or for acquiring new leasehold acreage for subsequent farmout in the Haynesville/Bossier play.
Acquisitions
We had no acquisition activity during 2020,
During 2019 we spent approximately $43.1 million and issued common units valued at $0.9 million related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties.
During 2018 we spent approximately $127.3 million and issued common units valued at $22.6 million related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties.
See Note 4 – Oil and Natural Gas Properties to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the "Credit Facility"), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2022. As of December 31, 2020, we had outstanding borrowings of $121.0 million at a weighted-average interest rate of 2.40%.

The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the election of two-thirds of the lenders) each have discretion to have the borrowing base redetermined once between scheduled redeterminations. We also have the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. Effective October 23, 2019, the borrowing base redetermination reduced the borrowing base to $650.0 million. Effective May 1, 2020, the borrowing base was further reduced to $460.0 million. Effective July 21, 2020, in connection with the closing of two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. The next semi-annual redetermination is scheduled for April 2021.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants) or during any time that our borrowing base is lower than the loans outstanding under the credit agreement. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of December 31, 2020, we were in compliance with all debt covenants.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 1.00% and 2.00%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders.
Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2020 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit facility	$121,000	$—	$121,000	$—	$—
Operating lease obligations	4,288	1,401	2,884	3	—
Purchase commitments	998	884	114	—	—
Total	$126,286	$2,285	$123,998	$3	$—

Off-Balance Sheet Arrangements
At December 31, 2020, we did not have any material off-balance sheet arrangements.
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
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $81.3 million, $109.0 million, and $122.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. We determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired as of March 31,2020. We recognized $51.0 million of impairment of proved oil and natural gas properties for the year ended December 31, 2020. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2019 and 2018.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2020, 2019, and 2018.
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
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2020 reserve report. Applying this discount results in an approximate 4% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2020 reserve report prepared by NSAI.
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
Prior-period performance obligations
We record oil and natural gas revenue in the month production is delivered to the purchaser. As a non-operator, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between our estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2020 and 2019, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Commodity prices have declined in recent years. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2020. Applying this discount results in an approximate 4% reduction of proved reserve volumes as compared to the undiscounted December 31, 2020 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2020, we had eight counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of December 31, 2020, we had $121.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 2.4%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.2 million for the year ended December 31, 2020, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide such reasonable assurance.
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
Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2020.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2020, which is included in the Annual Report on page F-4.

Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2021 Annual Meeting of Limited Partners (“2021 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2020.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020.

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
(a)(3) Exhibits
The following documents are filed as a part of this Annual Report or incorporated by reference:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.1 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.2 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.3	First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

3.4	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

3.5	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of November 28, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

3.6	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of December 11, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 25, 2020 (SEC File No. 001-37362)).

4.2	Registration Rights Agreement, dated as of November 28, 2017, by and between Black Stone Minerals, L.P. and Minerals Royalties One, L.L.C. (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

10.1^	Black Stone Minerals, L.P. Long-Term Incentive Plan, dated May 6, 2015, by Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

10.2	Fourth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Compass Bank, as Co-Syndication Agents, ZB Bank, N.A. DBA and Amegy Bank National Association, as Documentation Agent, and the lenders signatory thereto, dated as of November 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 7, 2017 (SEC File No. 001-37362)).

10.3	First Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and Compass Bank, as Co-Syndication Agents, ZB Bank, N.A., DBA Amegy Bank, National Association, as Documentation Agent, and a syndicate of lenders dated as of February 7, 2018.

10.4	Second Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of October 31, 2018 (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 5, 2018 (SEC File No. 001-37362)).

10.5	Third Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of May 1, 2020.

10.6*	Fourth Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of November 3, 2020.

10.7^	Form of IPO Award Grant Notice and Award Agreement for Senior Management (Restricted Units) (incorporated herein by reference to Exhibit 10.9 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.8^	Form of IPO Award Grant Notice and Award Agreement for Senior Management (Performance Units) (incorporated herein by reference to Exhibit 10.10 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.9^	Form of Non-Employee Director Unit Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.10^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.11^	Form of Severance Agreement for Senior Vice Presidents (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.12^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362).

10.13^	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 of Black Stone Minerals, L.P.'s Annual Report on Form 10-K filed on February 28, 2018 (SEC File No. 001-37362)).

10.14	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals, L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 23, 2021	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	Chief Executive Officer and Chairman	February 23, 2021
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ Jeffrey P. Wood	President and Chief Financial Officer	February 23, 2021
Jeffrey P. Wood	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Vice President and Chief Accounting Officer	February 23, 2021
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ Carin M. Barth	Director	February 23, 2021
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 23, 2021
D. Mark DeWalch

/s/ Jerry V. Kyle, Jr.	Director	February 23, 2021
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 23, 2021
Michael C. Linn

/s/ John H. Longmaid	Director	February 23, 2021
John H. Longmaid

/s/ William N. Mathis	Director	February 23, 2021
William N. Mathis

/s/ William E. Randall	Director	February 23, 2021
William E. Randall

/s/ Alexander D. Stuart	Director	February 23, 2021
Alexander D. Stuart

/s/ Allison K. Thacker	Director	February 23, 2021
Allison K. Thacker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Stone Minerals, L.P. and subsidiaries ("the Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021, expressed an unqualified opinion thereon.
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

Depreciation, Depletion and Amortization (“DD&A”) and Impairment of Oil and Natural Gas Properties
Description of the Matter
At December 31, 2020, the net book value of the Partnership’s oil and natural gas properties was $1,170 million, and depreciation, depletion and amortization (“DD&A”) expense related to the Partnership's producing oil and natural gas properties was $81 million and impairment of oil and natural gas properties was $51 million for the year then ended. As discussed in Note 2, the Partnership follows the successful efforts method of accounting for its oil and natural gas properties. DD&A is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves, as estimated by independent petroleum engineers. Leasehold acquisition costs and costs to acquire proved properties are amortized on the basis of total proved reserves, also estimated by independent petroleum engineers. When events or changes in circumstances indicate that the carrying amount of oil and natural gas properties may not be recoverable, the Partnership compares the undiscounted projected future cash flows to the unamortized carrying amount on a depletable unit basis. If the carrying amount exceeds its projected undiscounted future cash flows, the carrying amount is written down to its fair value. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate.

Proved oil and natural gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Significant judgment is required by the independent petroleum engineers in evaluating geological and engineering data used to estimate oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including oil and natural gas price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to prepare the oil and natural gas reserve estimates as of December 31, 2020.

Auditing the Partnership’s DD&A and impairment calculations is especially complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its process to calculate DD&A and impairment, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved oil and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to prepare the oil and natural gas reserve estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the proved oil and natural gas reserve amounts used in the calculations to the Partnership’s reserve report.

Revenues from Contracts with Customers Accrual

Description of the Matter
At December 31, 2020, the Partnership had $58 million in accrued revenues from contracts with customers. As discussed in Note 2, the Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the consolidated balance sheets.

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
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), ("the COSO criteria”). In our opinion, Black Stone Minerals, L.P. and subsidiaries ("the Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021, expressed an unqualified opinion thereon.
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
February 23, 2021

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,796	$8,119
Accounts receivable	61,908	78,214
Commodity derivative assets	1,149	14,790
Prepaid expenses and other current assets	1,668	1,168
TOTAL CURRENT ASSETS	66,521	102,291
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $937,464 and $1,073,447 at December 31, 2020 and 2019, respectively	3,157,818	3,302,340
Accumulated depreciation, depletion, amortization, and impairment	(1,987,332)	(1,870,412)
Oil and natural gas properties, net	1,170,486	1,431,928
Other property and equipment, net of accumulated depreciation of $12,292 and $11,622 at December 31, 2020 and 2019, respectively	1,650	2,300
NET PROPERTY AND EQUIPMENT	1,172,136	1,434,228
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	5,321	8,689
TOTAL ASSETS	$1,243,978	$1,545,208
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,407	$5,309
Accrued liabilities	15,568	22,702
Commodity derivative liabilities	19,318	159
Other current liabilities	1,654	1,633
TOTAL CURRENT LIABILITIES	39,947	29,803
LONG-TERM LIABILITIES
Credit facility	121,000	394,000
Accrued incentive compensation	766	2,110
Commodity derivative liabilities	1,848	18
Asset retirement obligations	17,377	15,653
Other long-term liabilities	4,073	6,820
TOTAL LIABILITIES	185,011	448,404
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2020 and 2019, respectively	298,361	298,361
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 206,749 and 205,960 units outstanding at December 31, 2020 and 2019, respectively	760,606	798,443
TOTAL EQUITY	760,606	798,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,243,978	$1,545,208
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Oil and condensate sales	$148,631	$263,678	$310,278
Natural gas and natural gas liquids sales	138,926	199,265	248,243
Lease bonus and other income	9,083	29,833	36,216
Revenue from contracts with customers	296,640	492,776	594,737
Gain (loss) on commodity derivative instruments	46,111	(4,955)	14,831
TOTAL REVENUE	342,751	487,821	609,568
OPERATING (INCOME) EXPENSE
Lease operating expense	14,022	17,665	18,415
Production costs and ad valorem taxes	43,473	60,533	64,364
Exploration expense	29	397	7,943
Depreciation, depletion, and amortization	82,018	109,584	122,653
Impairment of oil and natural gas properties	51,031	—	—
General and administrative	42,983	63,353	76,712
Accretion of asset retirement obligations	1,131	1,117	1,103
(Gain) loss on sale of assets, net	(24,045)	—	(3)
TOTAL OPERATING EXPENSE	210,642	252,649	291,187
INCOME (LOSS) FROM OPERATIONS	132,109	235,172	318,381
OTHER INCOME (EXPENSE)
Interest and investment income	35	159	183
Interest expense	(10,408)	(21,435)	(20,756)
Other income (expense)	83	472	(2,248)
TOTAL OTHER EXPENSE	(10,290)	(20,804)	(22,821)
NET INCOME (LOSS)	121,819	214,368	295,560
Net (income) loss attributable to noncontrolling interests	—	—	(24)
Distributions on Series A redeemable preferred units	—	—	(25)
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$100,819	$193,368	$274,511
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	100,819	169,375	154,662
Subordinated units	—	23,993	119,849
	$100,819	$193,368	$274,511
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.49	$1.01	$1.46
Weighted average common units outstanding (basic)	206,705	168,230	106,064
Per subordinated unit (basic)	$—	$0.64	$1.25
Weighted average subordinated units outstanding (basic)	—	37,740	96,099
Per common unit (diluted)	$0.49	$1.01	$1.45
Weighted average common units outstanding (diluted)	206,819	168,376	121,264
Per subordinated unit (diluted)	$—	$0.64	$1.25
Weighted average subordinated units outstanding (diluted)	—	37,740	96,346
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Noncontrolling interests	Total equity
BALANCE AT DECEMBER 31, 2017	103,456	95,388	$603,116	$164,138	$867	$768,121
Conversion of Series A redeemable preferred units	736	964	10,498	13,750	—	24,248
Repurchases of common and subordinated units	(623)	(23)	(10,879)	(342)	—	(11,221)
Purchase of noncontrolling interests	—	—	(1,026)	—	(680)	(1,706)
Issuance of common units, net of offering costs	2,244	—	40,537	—	—	40,537
Issuance of common units for property acquisitions	1,234	—	22,657	—	—	22,657
Restricted units granted, net of forfeitures	1,316	—	—	—	—	—
Equity-based compensation	—	—	40,733	219	—	40,952
Distributions	—	—	(141,777)	(108,174)	(211)	(250,162)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(3,698)	—	—	(3,698)
Distributions on Series A redeemable preferred units	—	—	(13)	(12)	—	(25)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	—	(21,000)
Net income (loss)	—	—	175,675	119,861	24	295,560
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$—	$904,263
Conversion of subordinated units	96,329	(96,329)	142,149	(142,149)	—	—
Repurchases of common and subordinated units	(966)	—	(16,287)	—	—	(16,287)
Issuance of common units, net of offering costs	—	—	(43)	—	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	—	943
Restricted units granted, net of forfeitures	2,177	—	—	—	—	—
Equity-based compensation	—	—	23,490	—	—	23,490
Distributions	—	—	(233,155)	(71,284)	—	(304,439)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(2,852)	—	—	(2,852)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	—	(21,000)
Net income (loss)	—	—	190,375	23,993	—	214,368
BALANCE AT DECEMBER 31, 2019	205,960	—	$798,443	$—	$—	$798,443
Repurchases of common units	(503)	—	(5,035)	—	—	(5,035)
Restricted units granted, net of forfeitures	1,292	—	—	—	—	—
Equity-based compensation	—	—	7,118	—	—	7,118
Distributions	—	—	(140,343)	—	—	(140,343)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(396)	—	—	(396)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	—	(21,000)
Net income (loss)	—	—	121,819	—	—	121,819
BALANCE AT DECEMBER 31, 2020	206,749	—	$760,606	$—	$—	$760,606
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$121,819	$214,368	$295,560
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	82,018	109,584	122,653
Impairment of oil and natural gas properties	51,031	—	—
Accretion of asset retirement obligations	1,131	1,117	1,103
Amortization of deferred charges	1,044	1,041	905
(Gain) loss on commodity derivative instruments	(46,111)	4,955	(14,831)
Net cash (paid) received on settlement of commodity derivative instruments	81,349	27,862	(38,235)
Equity-based compensation	3,727	20,484	30,134
Exploratory dry hole expense	—	3	6,785
Deferred rent	—	—	1,283
(Gain) loss on sale of assets, net	(24,045)	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	16,494	35,044	(31,531)
Prepaid expenses and other current assets	(500)	(167)	210
Accounts payable, accrued liabilities, and other	(5,929)	(1,191)	11,474
Settlement of asset retirement obligations	(219)	(380)	(129)
NET CASH PROVIDED BY OPERATING ACTIVITIES	281,809	412,720	385,378
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(28)	(43,051)	(124,081)
Additions to oil and natural gas properties	(3,969)	(64,782)	(166,970)
Additions to oil and natural gas properties leasehold costs	(798)	(980)	(6,263)
Purchases of other property and equipment	(21)	(2,488)	(21)
Proceeds from the sale of oil and natural gas properties	151,864	1,174	9,009
Proceeds from farmouts of oil and natural gas properties	4,198	61,504	124,522
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	151,246	(48,623)	(163,804)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	—	(43)	40,537
Distributions to common and subordinated unitholders	(140,343)	(304,439)	(250,121)
Distributions to Series A redeemable preferred unitholders	—	—	(690)
Distributions to Series B cumulative convertible preferred unitholders	(21,000)	(21,000)	(17,675)
Distributions to noncontrolling interests	—	—	(211)
Distributions equivalents paid	—	(2,981)	—
Redemption of Series A redeemable preferred units	—	—	(2,115)
Repurchases of common and subordinated units	(5,035)	(16,929)	(10,579)
Purchase of noncontrolling interests	—	—	(1,706)
Borrowings under credit facility	160,000	334,500	373,500
Repayments under credit facility	(433,000)	(350,500)	(351,500)
Debt issuance costs and other	—	—	(1,242)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(439,378)	(361,392)	(221,802)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,323)	2,705	(228)
Cash and cash equivalents — beginning of the year	8,119	5,414	5,642
Cash and cash equivalents — end of the year	$1,796	$8,119	$5,414
SUPPLEMENTAL DISCLOSURE
Interest paid	$9,449	$20,470	$19,761
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents information about the Partnership's accounts receivable:

	December 31,
	2020	2019
	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$58,181	$71,022
Other	3,727	7,192
Total accounts receivable	$61,908	$78,214
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $81.3 million, $109.0 million, and $122.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Partnership evaluates impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. The Partnership compares the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired as of March 31, 2020. The Partnership recognized $51.0 million of impairment of proved oil and natural gas properties for the year ended December 31, 2020. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2019 and 2018. See Note 6 - Fair Value Measurements for further discussion.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2020, 2019, and 2018.
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
Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $0.7 million, $0.6 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued liabilities:
Accrued capital expenditures	$—	$2,019
Accrued incentive compensation	5,058	9,057
Accrued property taxes	8,432	8,131
Accrued other	2,078	3,495
Total accrued liabilities	$15,568	$22,702

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $1.0 million, $1.0 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in interest expense in the consolidated statements of operations.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of December 31, 2020, none of the Partnership’s leases were classified as financing leases.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2020 and 2019, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, commodity derivative financial instruments, and accounts payable, approximate their fair value at December 31, 2020 and 2019 due to the short-term maturity of these instruments. See Note 6 – Fair Value Measurements for further discussion.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
On January 1, 2020, the Partnership adopted Accounting Standards Update ("ASU") 2018-13, Fair Value Measurements (Topic 820), which removed, modified, and added certain required disclosures on fair value measurements. The adoption of this update had no impact on the Partnership's financial position, results of operations, or liquidity
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
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
The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2020	2019
	(in thousands)
Beginning asset retirement obligations	$16,084	$15,475
Liabilities incurred	1,030	209
Liabilities settled	(324)	(1,073)
Accretion expense	1,131	1,117
Revisions in estimated costs	(151)	976
Dispositions	(53)	(620)
Ending asset retirement obligations	$17,717	$16,084
Current asset retirement obligations	$340	$431
Non-current asset retirement obligations	$17,377	$15,653

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Divestitures
In the third quarter of 2020, the Partnership closed two separate divestitures of certain mineral and royalty properties in the Permian Basin for total proceeds, after final closing adjustments, of $150.6 million. One of these transactions, effective May 1, 2020, involved the sale of the Partnership's mineral and royalty interest in specific tracts in Midland County, Texas for net proceeds of approximately $54.5 million. The other transaction, effective July 1, 2020, involved the sale of an undivided interest across parts of the Partnership's Delaware Basin and Midland Basin positions for net proceeds of approximately $96.1 million. The total book value of the assets divested through these transactions was $126.6 million at the time of sale. The Partnership recognized a $24.0 million gain associated with the divestitures included in the (Gain) loss on sale of assets, net line item of the consolidated statement of operations for the year ended December 31, 2020.
Acquisitions
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
2020 Acquisitions
The Partnership had no acquisition activity during the year ended December 31, 2020.
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

Canaan Farmout
In February 2017, the Partnership entered into a farmout agreement with Canaan Resource Partners ("Canaan") which covers certain Haynesville and Bossier shale acreage in San Augustine County, Texas operated by XTO Energy Inc. ("XTO"), a subsidiary of Exxon Mobil Corporation. The Partnership has an approximate 50% working interest in the acreage and is the largest mineral owner. During the first three phases of the farmout agreement, Canaan commits on a phase-by-phase basis and funds 80% of the Partnership's drilling and completion costs and is assigned 80% of the Partnership's working interests in such wells (40% working interest on an 8/8ths basis) as the wells are drilled. After the third phase, Canaan can earn 40% of the Partnership’s working interest (20% working interest on an 8/8ths basis) in additional wells drilled in the area by continuing to fund 40% of the Partnership's costs for those wells on a well-by-well basis. The Partnership receives an ORRI before payout and an increased ORRI after payout on all wells drilled under the agreement.
Canaan has participated in a total of 37 wells under the farmout agreement through December 31, 2020, covering two election phases. In 2019, XTO suspended its development activities in the area due to low natural gas prices. Canaan has the right to elect to continue its participation in a third phase covering up to 20 future wells drilled under the farmout agreement should XTO resume drilling activity.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pivotal Farmout
In November 2017, the Partnership entered into a farmout agreement (the "First Pivotal Farmout") with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests in wells operated by XTO Energy and BPX Energy in the Shelby Trough area of East Texas targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of December 31, 2020, a total of 68 wells have been spud in the contract area subject to the First Pivotal Farmout. The Partnership's development agreement with BPX Energy terminated in 2019 with respect to the majority of the Partnership's acreage covered by the agreement. As such, Pivotal retains minimal rights or obligations related to the farmout for that area that remains subject to the First Pivotal Farmout.
In the second quarter of 2020, the Partnership entered into a development agreement with Aethon Energy ("Aethon") to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year. In November 2020, the Partnership entered into a new farmout agreement (the “Second Pivotal Farmout”) with Pivotal. The Second Pivotal Farmout supersedes and replaces the First Pivotal Farmout with respect to the area covered by the Aethon development agreement. The Second Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina, County Texas and continues until April 2028, unless earlier terminated in accordance with the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon in accordance with the development agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Second Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of December 31, 2020, a total of 2 wells have been spud in the contract area subject to the Second Pivotal Farmout.
From the inception of the farmout agreements through December 31, 2020, the Partnership has received $90.2 million and $119.2 million from Canaan and Pivotal, respectively, under the agreements. When such reimbursements are received prior to assigning the wells to Canaan and Pivotal, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan and Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of December 31, 2020 and 2019, $0.1 million and $1.7 million, respectively, were included in the Other long-term liabilities line item of the consolidated balance sheets for reimbursements received associated with farmed-out working interests not yet assigned to Canaan and Pivotal.
XTO Completions Agreement
In June 2020, the Partnership entered into a new incentive agreement with XTO with respect to certain drilled but uncompleted wells ("DUCs") in the Shelby Trough. The agreement allows for royalty relief on 13 existing DUCs if XTO completes and turns the wells to sales by March 31, 2021. As of January 18, 2021, XTO has turned all 13 DUCs to sales.
Impairment of Oil and Natural Gas Properties
Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compared the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties.
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. The

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Partnership recognized impairment of oil and natural gas properties of $51.0 million for the year ended December 31, 2020. No impairment of oil and natural gas properties was recognized during 2019. See Note 6 - Fair Value Measurements for further discussion.
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
As of December 31, 2020, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts and costless collar contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. A costless collar contract between the Partnership and the counterparty specifies a floor and a ceiling commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2020 and 2019. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2020, the Partnership had eight counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Partnership's Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$6,362	$(5,213)	$1,149
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$6,362	$(5,213)	$1,149
Liabilities:
Current liability	Commodity derivative liabilities	$24,531	$(5,213)	$19,318
Long-term liability	Commodity derivative liabilities	1,848	—	1,848
Total liabilities		$26,379	$(5,213)	$21,166

		As of December 31, 2019
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$19,028	$(4,238)	$14,790
Long-term asset	Deferred charges and other long-term assets	713	(105)	608
Total assets		$19,741	$(4,343)	$15,398
Liabilities:
Current liability	Commodity derivative liabilities	$4,397	$(4,238)	$159
Long-term liability	Commodity derivative liabilities	123	(105)	18
Total liabilities		$4,520	$(4,343)	$177
 Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2020	2019	2018
	(in thousands)
Beginning fair value of commodity derivative instruments	$15,221	$48,038	$(5,028)
Gain (loss) on oil derivative instruments	36,091	(34,728)	24,300
Gain (loss) on natural gas derivative instruments	10,020	29,773	(9,469)
Net cash paid (received) on settlements of oil derivative instruments	(56,487)	(8,536)	34,905
Net cash paid (received) on settlements of natural gas derivative instruments	(24,862)	(19,326)	3,330
Net change in fair value of commodity derivative instruments	(35,238)	(32,817)	53,066
Ending fair value of commodity derivative instruments	$(20,017)	$15,221	$48,038

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Partnership had the following open derivative contracts for oil as of December 31, 2020:

	Volume (Bbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2020
Fourth quarter	210,000	57.32	54.92	58.65
2021
First quarter	660,000	38.97	32.64	46.50
Second quarter	660,000	38.97	32.64	46.50
Third quarter	660,000	38.97	32.64	46.50
Fourth quarter	660,000	38.97	32.64	46.50

	Volume (Bbl)	Weighted Average Floor Price (Per Bbl)	Weighted Average Ceiling Price (Per Bbl)
Period and Type of Contract
Oil Collar Contracts:
2020
Fourth quarter	70,000	56.43	67.14

The Partnership had the following open derivative contracts for natural gas as of December 31, 2020:

	Volume (MMBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2021
First quarter	9,900,000	$2.69	$2.52	$3.08
Second quarter	10,010,000	2.69	2.52	3.08
Third quarter	10,120,000	2.69	2.52	3.08
Fourth quarter	10,120,000	2.69	2.52	3.08

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2020 and 2019.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2020 and 2019 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty
	Level 1	Level 2	Level 3	Netting	Total
	(In thousands)
As of December 31, 2020
Financial Assets
Commodity derivative instruments	$—	$6,362	$—	$(5,213)	$1,149
Financial Liabilities
Commodity derivative instruments	—	26,379	—	(5,213)	21,166
As of December 31, 2019
Financial Assets
Commodity derivative instruments	$—	$19,741	$—	$(4,343)	$15,398
Financial Liabilities
Commodity derivative instruments	—	4,520	—	(4,343)	177
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements Using
	Level 1	Level 2	Level 3	Impairment
(in thousands)
Year Ended December 31, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031
Year Ended December 31, 2019
Impaired oil and natural gas properties	$—	$—	$—	$—
Year Ended December 31, 2018
Impaired oil and natural gas properties	$—	$—	$—	$—
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2020 and 2019. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended 2019 and 2018.
NOTE 7 — SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. XTO Energy represented approximately 20%, 18%, and 15% of total oil and natural gas revenue for the years ended December 31, 2020, 2019, and 2018, respectively.
If the Partnership lost a significant customer, such loss could impact revenue derived from its mineral and royalty interests and working interests. The loss of any single customer is mitigated by the Partnership’s diversified customer base.
NOTE 8 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2022. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. Effective October 23, 2019, the borrowing base redetermination reduced the borrowing base to $650.0 million. Effective May 1, 2020, the borrowing base was further reduced to $460.0 million. Effective July 21, 2020, in connection with the closing of the Partnership's two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the most recent borrowing base redetermination reduced the borrowing base to $400.0 million. The next semi-annual redetermination is scheduled for April 2021.
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
The weighted-average interest rate of the Credit Facility was 2.40% and 4.05% as of December 31, 2020 and 2019, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of December 31, 2020, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $121.0 million and $394.0 million at December 31, 2020 and 2019, respectively. The unused portion of the available borrowings under the Credit Facility were $279.0 million and $256.0 million at December 31, 2020 and 2019, respectively.
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

The Compensation Committee of the Board (the "Compensation Committee") annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2020 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2023. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2015 LTIP in the form of fully vested common units granted after each year of service.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about restricted units for the year ended December 31, 2020.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2019	1,038,259	$17.67
Granted	298,279	9.97
Vested	(569,916)	17.93
Forfeited	(172,632)	17.35
Unvested at December 31, 2020	593,990	13.65
The weighted-average grant-date fair value per unit for unit-based awards was $9.97, $17.09, and $17.95 for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, unrecognized compensation cost associated with restricted unit awards was $3.8 million, which the Partnership expects to recognize over a weighted-average period of 1.54 years. The fair value of units vested for the years ended December 31, 2020, 2019, and 2018 was $7.5 million, $12.7 million, and $12.9 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2020, 2019, and 2018.
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

The following table summarizes information about performance units for the year ended December 31, 2020.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2019	1,369,082	$17.66
Granted[1]	340,036	10.95
Vested	(660,276)	17.88
Forfeited	(166,532)	17.35
Unvested at December 31, 2020	882,310	14.96
1  Includes 41,757 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $10.95, $16.84, and $17.94 for the years ended December 31, 2020, 2019, and 2018, respectively. Unrecognized compensation cost associated with performance unit awards was $2.0 million as of December 31, 2020, which the Partnership expects to recognize over a weighted-average period of 1.71 years. The fair value of performance units vested for the years ended December 31, 2020, 2019 and 2018 was $5.5 million, $22.7 million and $1.5 million, respectively.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes incentive compensation expense recorded in General and administrative expenses in the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
Incentive compensation expense	2020	2019	2018
	(In thousands)
Cash — short and long-term incentive plan	$2,962	$5,593	$9,301
Equity-based compensation — restricted common and subordinated units	4,688	10,751	13,624
Equity-based compensation — restricted performance units	(2,417)	7,386	14,188
Board of Directors incentive plan	1,456	2,347	2,322
Total incentive compensation expense	$6,689	$26,077	$39,435

NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred pre-tax or post-tax contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.5 million, $0.7 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2020 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.
NOTE 12 — PREFERRED UNITS
Series A Redeemable Preferred Units
As of December 31, 2020 and 2019, there were no Series A redeemable preferred units outstanding. The Series A redeemable preferred units were entitled to an annual distribution of 10% of the outstanding funded capital of the Series A redeemable preferred units, payable on a quarterly basis in arrears.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of December 31, 2020 and 2019. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain redemption provisions are outside the control of the Partnership.
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
The following table sets forth the computation of basic and diluted earnings per unit:

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$121,819	$214,368	$295,560
Net (income) loss attributable to noncontrolling interests	—	—	(24)
Distributions on Series A redeemable preferred units	—	—	(25)
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$100,819	$193,368	$274,511
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	100,819	169,375	154,662
Subordinated units	—	23,993	119,849
	$100,819	$193,368	$274,511
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	206,705	168,230	106,064
Effect of dilutive securities	114	146	15,200
Weighted average common units outstanding (diluted)	206,819	168,376	121,264
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	—	37,740	96,099
Effect of dilutive securities	—	—	247
Weighted average subordinated units outstanding (diluted)	—	37,740	96,346
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.49	$1.01	$1.46
Per subordinated unit (basic)	—	0.64	1.25
Per common unit (diluted)[1]	0.49	1.01	1.45
Per subordinated unit (diluted)[2]	—	0.64	1.25
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
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Potentially dilutive securities (common units):
Series A redeemable preferred units on an as-converted basis	—	—	189
Series B cumulative convertible preferred units on an as-converted basis	14,968	14,968	—
	14,968	14,968	189

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7% per annum, subject to certain adjustments; and
•second, to the holders of common units.
The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Year Ended December 31,
	2020	2019	2018
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.68	$1.48	$1.33
Per subordinated unit	—	0.74	1.13

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the year ended December 31, 2020. As of December 31, 2020, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability under the Credit Facility. Any repurchased units are canceled.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the year ended December 31, 2020 and 2019, the Partnership sold no common units under the ATM Program. For the year ended December 31, 2018, the Partnership sold 2,243,775 common units under the ATM Program for net proceeds of $40.5 million.
NOTE 15 — SUBSEQUENT EVENTS
Distribution
On February 3, 2021, the Board approved a distribution for the period from October 1, 2020 to December 31, 2020 of $0.175 per common unit. Distributions were paid on February 23, 2021 to unitholders of record at the close of business on February 16, 2021.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$—	$2,288	$13,438
Unproved	28	41,643	136,079
Exploration Costs	—	3	13,544
Development Costs[1]	2,742	34,617	165,198
Total	$2,770	$78,551	$328,259

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

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2020	2019
	(in thousands)
Proved properties[1]	$2,220,354	$2,228,893
Unproved properties	937,464	1,073,447
Total	3,157,818	3,302,340
Accumulated depreciation, depletion, amortization, and impairment	(1,987,332)	(1,870,412)
Oil and natural gas properties, net	$1,170,486	$1,431,928
1 Proved properties include capitalized costs related to farmout wells not yet assigned.

Oil and Natural Gas Reserve Information
The following table sets forth estimated net quantities of the Partnership’s proved, proved developed, and proved undeveloped oil and natural gas reserves. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB. For estimates of oil reserves, the average WTI spot oil prices used were $39.54, $55.85, and $65.56 per barrel as of December 31, 2020, 2019, and 2018, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $1.99, $2.58, and $3.10 per MMBTU as of December 31, 2020, 2019, and 2018, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude insignificant natural gas liquid quantities owned by the Partnership. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $36.43 per barrel for oil and $1.60 per Mcf for natural gas as of December 31, 2020, $52.15 per barrel for oil and $2.36 per Mcf for natural gas as of December 31, 2019, and $62.81 per barrel for oil and $2.98 per Mcf for natural gas as of December 31, 2018.

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2017	17,899	300,274	67,945
Revisions of previous estimates [1]	(35)	(11,027)	(1,873)
Purchases of minerals in place[2]	227	419	297
Extensions, discoveries and other additions[3]	4,438	95,976	20,434
Production	(4,962)	(71,622)	(16,899)
Net proved reserves at December 31, 2018	17,567	314,020	69,904
Revisions of previous estimates[1]	951	19,136	4,140
Purchases of minerals in place[2]	46	279	92
Extensions, discoveries and other additions[3]	3,263	53,158	12,123
Production	(4,777)	(77,635)	(17,716)
Net proved reserves at December 31, 2019	17,050	308,958	68,543
Revisions of previous estimates[1]	2,490	(22,337)	(1,233)
Sales of minerals in place[4]	(1,262)	(3,132)	(1,784)
Extensions, discoveries and other additions[3]	1,569	24,667	5,680
Production	(3,895)	(67,945)	(15,219)
Net proved reserves at December 31, 2020	15,952	240,211	55,987
Net Proved Developed Reserves
December 31, 2018	17,567	278,233	63,939
December 31, 2019	17,050	263,371	60,945
December 31, 2020	15,952	230,411	54,354
Net Proved Undeveloped Reserves
December 31, 2018	—	35,787	5,965
December 31, 2019	—	45,587	7,598
December 31, 2020	—	9,800	1,633
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable revisions in 2018 and 2019 are related to well performance in certain Haynesville/ Bossier wells. The most notable revisions in 2020 are related to a reduction of royalty on certain Haynesville/Bossier wells in order to incentivize the operator to complete and turn the wells to sales.
2 Includes the acquisition of mineral and royalty reserves primarily in East Texas and the Permian Basin.
3 Includes extensions and additions related to drilling activities within multiple basins.
4 Includes divestitures of mineral and royalty reserves primarily in the Permian Basin.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Future cash inflows	$965,007	$1,619,147	$2,038,508
Future production costs	(99,124)	(177,550)	(222,342)
Future development costs	(59,692)	(54,132)	(58,403)
Future income tax expense	(3,019)	(5,244)	(6,333)
Future net cash flows (undiscounted)	803,172	1,382,221	1,751,430
Annual discount 10% for estimated timing	(309,675)	(534,327)	(663,814)
Total	$493,497	$847,894	$1,087,616

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Standardized measure, beginning of year	$847,894	$1,087,616	$862,649
Sales, net of production costs	(230,062)	(384,745)	(475,742)
Net changes in prices and production costs related to future production	(242,634)	(229,651)	275,091
Extensions, discoveries and improved recovery, net of future production and development costs	65,903	186,424	370,695
Previously estimated development costs incurred during the period	—	—	14,509
Revisions of estimated future development costs	(1,530)	1,198	(558)
Revisions of previous quantity estimates, net of related costs	(24,195)	51,405	(5,401)
Accretion of discount	85,109	109,158	86,441
Purchases of reserves in place, less related costs	—	1,730	8,975
Sales of reserves in place[1]	(26,795)	(3,323)	(1,137)
Changes in timing and other	19,807	28,082	(47,906)
Net increase (decrease) in standardized measures	(354,397)	(239,722)	224,967
Standardized measure, end of year	$493,497	$847,894	$1,087,616
 1 Due to minimal prior period divestiture activity, sales of reserves in place were previously classified as Changes in timing and other. We changed the presentation of 2019 and 2018 to be consistent with our 2020 presentation.
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

Selected Quarterly Financial Information—Unaudited
Quarterly financial data was as follows for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per unit data)
2020
Total revenue	$183,054	$38,529	$43,742	$77,426
Income (loss) from operations	80,509	(5,314)	25,228	31,686
Net income (loss)	76,112	(8,371)	23,733	30,345
Net income (loss) attributable to the general partner and common and subordinated units	70,862	(13,621)	18,483	25,095
Net income (loss) attributable to common and subordinated units per unit (basic)[1]
Per common unit (basic)	$0.34	$(0.07)	$0.09	$0.12
Per subordinated unit (basic)	$—	$—	$—	$—
Net income (loss) attributable to common and subordinated units per unit (diluted)[1]
Per common unit (diluted)	$0.34	$(0.07)	$0.09	$0.12
Per subordinated unit (diluted)	$—	$—	$—	$—
Cash distributions declared and paid per limited partner unit
Per common unit	$0.3000	$0.0800	$0.1500	$0.1500
Per subordinated unit	—	—	—	—
Total assets	$1,522,567	$1,438,838	$1,260,016	$1,243,978
Long-term debt	388,000	323,000	147,000	121,000
Total mezzanine equity	298,361	298,361	298,361	298,361
2019
Total revenue	$83,806	$163,618	$137,369	$103,028
Income (loss) from operations	14,594	100,666	75,233	44,679
Net income (loss)	9,017	95,087	70,247	40,017
Net income (loss) attributable to the general partner and common and subordinated units	3,767	89,837	64,997	34,767
Net income (loss) attributable to common and subordinated units per unit (basic)[1]
Per common unit (basic)	$0.02	$0.45	$0.32	$0.17
Per subordinated unit (basic)	$0.02	$0.39	$—	$—
Net income (loss) attributable to common and subordinated units per unit (diluted)[1]
Per common unit (diluted)	$0.02	$0.44	$0.32	$0.17
Per subordinated unit (diluted)	$0.02	$0.39	$—	$—
Cash distributions declared and paid per limited partner unit
Per common unit	$0.3700	$0.3700	$0.3700	$0.3700
Per subordinated unit	0.3700	0.3700	—	—
Total assets	$1,711,887	$1,724,555	$1,595,813	$1,545,208
Long-term debt	435,000	436,000	413,000	394,000
Total mezzanine equity	298,361	298,361	298,361	298,361
1 See Note 13 – Earnings Per Unit in the consolidated financial statements.