Form 10-Q
period 2021-03-31
Black Stone Minerals, L.P.
filed 2021-05-04
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2021, there were 207,552,011 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,789	$1,796
Accounts receivable	59,288	61,908
Commodity derivative assets	315	1,149
Prepaid expenses and other current assets	1,393	1,668
TOTAL CURRENT ASSETS	64,785	66,521
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $937,464 at March 31, 2021 and December 31, 2020	3,164,065	3,157,818
Accumulated depreciation, depletion, amortization, and impairment	(2,009,867)	(1,987,332)
Oil and natural gas properties, net	1,154,198	1,170,486
Other property and equipment, net of accumulated depreciation of $12,453 and $12,292 at March 31, 2021 and December 31, 2020, respectively	1,492	1,650
NET PROPERTY AND EQUIPMENT	1,155,690	1,172,136
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	5,674	5,321
TOTAL ASSETS	$1,226,149	$1,243,978
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,219	$3,407
Accrued liabilities	8,382	15,568
Commodity derivative liabilities	44,447	19,318
Other current liabilities	1,736	1,654
TOTAL CURRENT LIABILITIES	56,784	39,947
LONG–TERM LIABILITIES
Credit facility	111,000	121,000
Accrued incentive compensation	243	766
Commodity derivative liabilities	—	1,848
Asset retirement obligations	17,503	17,377
Other long-term liabilities	3,829	4,073
TOTAL LIABILITIES	189,359	185,011
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at March 31, 2021 and December 31, 2020	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 207,542 and 206,749 units outstanding at March 31, 2021 and December 31, 2020, respectively	738,429	760,606
TOTAL EQUITY	738,429	760,606
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,226,149	$1,243,978
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Oil and condensate sales	$44,176	$52,093
Natural gas and natural gas liquids sales	42,889	36,642
Lease bonus and other income	2,385	4,308
Revenue from contracts with customers	89,450	93,043
Gain (loss) on commodity derivative instruments	(27,882)	90,011
TOTAL REVENUE	61,568	183,054
OPERATING (INCOME) EXPENSE
Lease operating expense	2,664	3,827
Production costs and ad valorem taxes	11,842	12,376
Exploration expense	1,073	1
Depreciation, depletion, and amortization	15,632	23,182
Impairment of oil and natural gas properties	—	51,031
General and administrative	12,852	11,856
Accretion of asset retirement obligations	292	272
TOTAL OPERATING EXPENSE	44,355	102,545
INCOME (LOSS) FROM OPERATIONS	17,213	80,509
OTHER INCOME (EXPENSE)
Interest and investment income	—	31
Interest expense	(1,210)	(4,427)
Other income (expense)	183	(1)
TOTAL OTHER EXPENSE	(1,027)	(4,397)
NET INCOME (LOSS)	16,186	76,112
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$10,936	$70,862
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	10,936	70,862
	$10,936	$70,862
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.05	$0.34
Per common unit (diluted)	$0.05	$0.34
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	207,442	206,631
Weighted average common units outstanding (diluted)	207,442	206,631
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2020	206,749	$760,606	$760,606
Repurchases of common units	(223)	(1,957)	(1,957)
Restricted units granted, net of forfeitures	1,016	—	—
Equity–based compensation	—	5,353	5,353
Distributions	—	(36,272)	(36,272)
Charges to partners' equity for accrued distribution equivalent rights	—	(237)	(237)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	16,186	16,186
BALANCE AT MARCH 31, 2021	207,542	$738,429	$738,429

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2019	205,960	$798,443	$798,443
Repurchases of common units	(503)	(5,029)	(5,029)
Restricted units granted, net of forfeitures	1,238	—	—
Equity–based compensation	—	1,159	1,159
Distributions	—	(61,641)	(61,641)
Charges to partners' equity for accrued distribution equivalent rights	—	(68)	(68)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	76,112	76,112
BALANCE AT MARCH 31, 2020	206,695	$803,726	$803,726
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,186	$76,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	15,632	23,182
Impairment of oil and natural gas properties	—	51,031
Accretion of asset retirement obligations	292	272
Amortization of deferred charges	257	260
(Gain) loss on commodity derivative instruments	27,882	(90,011)
Net cash (paid) received on settlement of commodity derivative instruments	(4,523)	8,954
Equity-based compensation	3,462	(2,894)
Exploratory dry hole expense	1,049	—
Changes in operating assets and liabilities:
Accounts receivable	2,620	19,693
Prepaid expenses and other current assets	275	(827)
Accounts payable, accrued liabilities, and other	(7,341)	(14,269)
Settlement of asset retirement obligations	(105)	(53)
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,686	71,450
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	—	(28)
Additions to oil and natural gas properties	(191)	(3,548)
Additions to oil and natural gas properties leasehold costs	(21)	—
Purchases of other property and equipment	(2)	(2)
Proceeds from the sale of oil and natural gas properties	—	1,266
Proceeds from farmouts of oil and natural gas properties	—	3,703
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(214)	1,391
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(36,272)	(61,641)
Distributions to Series B cumulative convertible preferred unitholders	(5,250)	(5,250)
Repurchases of common units	(1,957)	(5,029)
Borrowings under credit facility	39,000	67,000
Repayments under credit facility	(49,000)	(73,000)
NET CASH USED IN FINANCING ACTIVITIES	(53,479)	(77,920)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,993	(5,079)
CASH AND CASH EQUIVALENTS – beginning of the period	1,796	8,119
CASH AND CASH EQUIVALENTS – end of the period	$3,789	$3,040
SUPPLEMENTAL DISCLOSURE
Interest paid	$941	$4,173
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2020 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2021.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	March 31, 2021	December 31, 2020

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$55,297	$58,181
Other	3,991	3,727
Total accounts receivable	$59,288	$61,908

NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Divestitures
In the third quarter of 2020, the Partnership closed two separate divestitures of certain mineral and royalty properties in the Permian Basin for total proceeds, after closing adjustments, of $150.6 million. One of these transactions, effective May 1, 2020, involved the sale of the Partnership's mineral and royalty interest in specific tracts in Midland County, Texas for net proceeds of approximately $54.5 million. The other transaction, effective July 1, 2020, involved the sale of an undivided interest across parts of the Partnership's Delaware Basin and Midland Basin positions for net proceeds of approximately $96.1 million. The total book value of the assets divested through these transactions was $126.6 million at the time of sale. The Partnership recognized a $24.0 million gain associated with the divestitures in the third quarter of 2020.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Canaan has participated in a total of 37 wells under the farmout agreement through March 31, 2021, covering two election phases. In 2019, XTO Energy Inc. suspended its development activities in the area due to low natural gas prices. Canaan has the right to elect to continue its participation in a third phase covering up to 20 future wells drilled under the farmout agreement should XTO resume drilling activity.
Pivotal Farmout
In November 2017, the Partnership entered into a farmout agreement (the "First Pivotal Farmout") with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covers substantially all of the Partnership's remaining working interests in wells operated by XTO Energy and BPX Energy in the Shelby Trough area of East Texas targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Pivotal is obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then has options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of March 31, 2021, a total of 68 wells have been spud in the contract area subject to the First Pivotal Farmout. The Partnership's development agreement with BPX Energy terminated in 2019 with respect to the majority of the Partnership's acreage covered by the agreement. As such, Pivotal retains minimal rights or obligations related to the farmout for that area that remains subject to the First Pivotal Farmout.
In the second quarter of 2020, the Partnership entered into a development agreement with Aethon Energy ("Aethon") to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year. In November 2020, the Partnership entered into a new farmout agreement (the "Second Pivotal Farmout") with Pivotal. The Second Pivotal Farmout supersedes and replaces the First Pivotal Farmout with respect to the area covered by the Aethon development agreement. The Second Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon in accordance with the development agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Second Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of March 31, 2021, a total of two wells have been spud in the contract area subject to the Second Pivotal Farmout.
From the inception of the farmout agreements through March 31, 2021, the Partnership has received $90.2 million and $119.2 million from Canaan and Pivotal, respectively, under the agreements. When such reimbursements are received prior to assigning the wells to Canaan and Pivotal, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan and Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of March 31, 2021 and December 31, 2020, $0.1 million was included in the Other long-term liabilities line item of the consolidated balance sheets for reimbursements received associated with farmed-out working interests not yet assigned to Canaan and Pivotal.
XTO Completions Agreement
In June 2020, the Partnership entered into a new incentive agreement with XTO with respect to certain drilled but uncompleted wells ("DUCs") in the Shelby Trough. The agreement allowed for royalty relief on 13 existing DUCs if XTO completed and turned the wells to sales by March 31, 2021. As of January 18, 2021, XTO had turned all 13 DUCs to sales.

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
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. The Partnership recognized no impairment of oil and natural gas properties for the three months ended March 31, 2021 and $51.0 million of impairment of oil and natural gas properties for the three months ended March 31, 2020. See Note 5 - Fair Value Measurements for further discussion.
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
As of March 31, 2021, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2021, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$1,573	$(1,258)	$315
Long-term asset	Deferred charges and other long-term assets	756	—	756
Total assets		$2,329	$(1,258)	$1,071
Liabilities:
Current liability	Commodity derivative liabilities	$45,705	$(1,258)	$44,447
Long-term liability	Commodity derivative liabilities	—	—	—
Total liabilities		$45,705	$(1,258)	$44,447

		December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$6,362	$(5,213)	$1,149
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$6,362	$(5,213)	$1,149
Liabilities:
Current liability	Commodity derivative liabilities	$24,531	$(5,213)	$19,318
Long-term liability	Commodity derivative liabilities	1,848	—	1,848
Total liabilities		$26,379	$(5,213)	$21,166
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2021	2020
	(in thousands)
Beginning fair value of commodity derivative instruments	$(20,017)	$15,221
Gain (loss) on oil derivative instruments	(24,854)	77,811
Gain (loss) on natural gas derivative instruments	(3,028)	12,200
Net cash paid (received) on settlements of oil derivative instruments	4,502	(1,541)
Net cash paid (received) on settlements of natural gas derivative instruments	21	(7,413)
Net change in fair value of commodity derivative instruments	(23,359)	81,057
Ending fair value of commodity derivative instruments	$(43,376)	$96,278

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of March 31, 2021:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2021
First Quarter	220,000	$38.97	$32.64	$46.50
Second Quarter	660,000	38.97	32.64	46.50
Third Quarter	660,000	38.97	32.64	46.50
Fourth Quarter	660,000	38.97	32.64	46.50
2022
First Quarter	150,000	$55.47	$55.29	$56.10
Second Quarter	150,000	55.47	55.29	56.10
Third Quarter	150,000	55.47	55.29	56.10
Fourth Quarter	150,000	55.47	55.29	56.10

The Partnership had the following open derivative contracts for natural gas as of March 31, 2021:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2021
Second Quarter	10,010,000	$2.69	$2.52	$3.08
Third Quarter	10,120,000	2.69	2.52	3.08
Fourth Quarter	10,120,000	2.69	2.52	3.08

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2021 and December 31, 2020 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2021
Financial Assets
Commodity derivative instruments	$—	$2,329	$—	$(1,258)	$1,071
Financial Liabilities
Commodity derivative instruments	$—	$45,705	$—	$(1,258)	$44,447
As of December 31, 2020
Financial Assets
Commodity derivative instruments	$—	$6,362	$—	$(5,213)	$1,149
Financial Liabilities
Commodity derivative instruments	$—	$26,379	$—	$(5,213)	$21,166
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
Three Months Ended March 31, 2021
Impaired oil and natural gas properties	$—	$—	$—	$—
Three Months Ended March 31, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of March 31, 2021 or December 31, 2020.
NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million, and effective April 30, 2021, the borrowing base was reaffirmed at $400.0 million and the term of the Credit Facility was extended through November 1, 2024. Please see Item 5 of Part II of this quarterly report for a more detailed description of the amendment to the Credit Facility effective April 30, 2021. The next semi-annual redetermination is scheduled for October 2021.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of March 31, 2021 and December 31, 2020, the applicable margin for the alternative base rate ranged from 1.00% to 2.00% and the applicable margin for LIBOR ranged from 2.00% to 3.00%, depending on the borrowings outstanding in relation to the borrowing base. Effective April 30, 2021, the LIBOR margin was increased to between 2.50% and 3.50% and the alternative base rate margin was increased to between 1.50% and 2.50%.
The weighted-average interest rate of the Credit Facility was 2.37% and 2.40% as of March 31, 2021 and December 31, 2020, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. As of March 31, 2021, the Partnership was in compliance with all financial covenants in the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal balance outstanding was $111.0 million and $121.0 million at March 31, 2021 and December 31, 2020, respectively. The unused portion of the available borrowings under the Credit Facility were $289.0 million and $279.0 million at March 31, 2021 and December 31, 2020, respectively.
On March 5, 2021, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021 for the 1-week and 2-month U.S. dollar settings and after June 30, 2023 for the remaining U.S. dollar settings. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, based on the secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”). We currently do not expect the transition from LIBOR to have a material impact on us.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2021 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash—short and long-term incentive plans	$1,385	$963
Equity-based compensation—restricted common units	949	1,285
Equity-based compensation—restricted performance units[1]	2,161	(4,657)
Board of Directors incentive plan	352	478
Total incentive compensation expense	$4,847	$(1,931)
1 Compensation expense related to the restricted performance awards is determined using the measurement-date (i.e., the last day of each reporting period date) fair value of the Partnership's common units. Downward cost revisions recognized in the three months ended March 31, 2020 are due to the decrease in the Partnership's common unit price period over period.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of March 31, 2021 and December 31, 2020. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
Net income (loss) attributable to the Partnership is allocated to the Partnership’s general partner and the common unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period.
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
The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2021	2020

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$16,186	$76,112
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	10,936	70,862
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	10,936	70,862
	$10,936	$70,862
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.05	$0.34
Per common unit (diluted)	0.05	0.34
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	207,442	206,631
Effect of dilutive securities	—	—
Weighted average common units outstanding (diluted)	207,442	206,631

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	14,969	14,969

NOTE 11 - COMMON UNITS

Common Units

The common units represent limited partner interests in the Partnership. The holders of common units are entitled to participate in distributions and exercise the rights and privileges provided to limited partners holding common units under the partnership agreement.

The partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 15% or more of any class of units then outstanding, their transferees, persons who acquired such units with the prior approval of the board of directors of the Partnership's general partner (the "Board"), holders of Series B cumulative convertible preferred units in connection with any vote, consent or approval of the Series B cumulative convertible preferred units as a separate class, and persons who own 15% or more of any class as a result of any redemption or purchase of any other person's units or similar action by the Partnership or any conversion of the Series B cumulative convertible preferred units at the Partnership's option or in connection with a change of control, may not vote on any matter.

The partnership agreement generally provides that any distributions are paid each quarter in the following manner:

• first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7% per annum, subject to certain adjustments; and
• second, to the holders of common units.

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended March 31,
	2021	2020
Distributions declared and paid per common unit	$0.1750	$0.3000

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the three months ended March 31, 2021. As of March 31, 2021, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
On April 21, 2021, the Board approved a distribution for the three months ended March 31, 2021 of $0.175 per common unit. Distributions will be payable on May 21, 2021 to unitholders of record at the close of business on May 14, 2021.
On April 30, 2021, the Partnership amended its Credit Facility. Please see Item 5 of Part II of this quarterly report for a description of the amendment.

In April 2021, the Partnership entered into an agreement with several operators to test and develop areas of the Austin Chalk in East Texas where the Partnership has significant acreage positions. Under the terms of the agreement, the operators will participate in three test wells targeting the Austin Chalk formation.
In April 2021, the Partnership entered into an agreement with a large, private independent operator ("Operator") to drill and complete multiple Austin Chalk wells on the Partnership's acreage within East Texas in 2021. If the initial wells are successful, the Operator has the option to expand the Austin Chalk development program on additional acreage owned by the Partnership.
In May 2021, the Partnership entered into an agreement with Aethon to develop certain of the Partnership's undeveloped acreage in San Augustine County. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to the Partnership's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which begins in the third quarter of 2021, increasing to a minimum of 12 wells per year beginning with the fourth program year. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County.
In May 2021, the Partnership entered into an agreement to acquire mineral and royalty acreage in the northern Midland Basin for total consideration of $20.7 million. The purchase price will consist of $10.0 million in cash and $10.7 million in common units of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2020 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.
Overview
We are one of the largest owners and managers of oil and natural gas mineral interests in the United States. Our principal business is maximizing the value of our existing portfolio of mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests. We maximize value through marketing our mineral assets for lease, creatively structuring the terms on those leases to encourage and accelerate drilling activity, and selectively participating alongside our lessees on a working interest basis. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for stable production and reserves over time, allowing the majority of generated cash flow to be distributed to unitholders.
As of March 31, 2021, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Update
Angelina County
Aethon has successfully drilled the initial two wells under the development agreement covering Angelina County and expects to turn those wells to sales in the second quarter of 2021. Under the terms of that agreement, Aethon will drill a minimum of four wells on our acreage in the first program year ending in September 2021, escalating to a minimum of 15 wells per program year starting with the third program year.
San Augustine County
In March 2021, we reached an agreement with XTO Energy, Inc. (“XTO”) to partition jointly owned working interests in the Brent Miller development area in San Augustine County. Under the partition agreement, we exchanged working interests with XTO in certain existing and proposed drilling units, resulting in each company holding 100% of the working interests in their respective partitioned units.

In May 2021, we entered into an agreement with Aethon to develop certain of our undeveloped acreage in San Augustine County, including the working interests resulting from the partition agreement discussed above. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which begins in the third quarter of 2021, increasing to a minimum of 12 wells per year beginning with the fourth program year. Our development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County.
Austin Chalk Update
In April 2021, we entered into an agreement with several operators to test and develop areas of the Austin Chalk in East Texas where we have significant acreage positions. Recent drilling results have shown that advances in fracturing and other completion techniques can dramatically improve well performance in existing Austin Chalk fields. Under the terms of the agreement, the operators will participate in three test wells targeting the Austin Chalk formation. Assuming the test well program is successful, we anticipate entering into separate agreements with each operator to further develop the acreage.
In April 2021, we also entered into an agreement with a large, private independent operator ("Operator") to drill and complete multiple Austin Chalk wells on our acreage within East Texas in 2021. If the initial wells are successful, the Operator has the option to expand the Austin Chalk development program on additional acreage owned by us.
Acquisition Update
In May 2021, we entered into an agreement to acquire mineral and royalty acreage in the northern Midland Basin for total consideration of $20.7 million. The purchase price will consist of $10.0 million in cash and $10.7 million in our common units. The acquisition is expected to close in the second quarter of 2021.
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
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and natural gas liquids ("NGLs"). The price environment in 2020 caused many of our operators to reduce their drilling and completion activity on our acreage, which negatively impacts our production volumes. Commodity prices have recovered in late 2020 and into 2021, reflecting expectations of rising demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners. However, the current price environment remains uncertain as responses to the COVID-19 pandemic continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

The current price environment, including the sharp decline in oil prices that began in March 2020, also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired as of March 31, 2020. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million in the first quarter of 2020. Additionally, the borrowing base under the Credit Facility takes into consideration the estimated loan value of our oil and natural gas properties. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million, and effective April 30, 2021, the borrowing base was reaffirmed at $400.0 million. The next borrowing base redetermination is expected in the fall of 2021. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the board of directors of our general partner (the "Board") also approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved an increase in the quarterly distribution for the second and fourth quarters of 2020, but the distribution remains below 2019 levels.
The following table reflects commodity prices as of the last day of each quarter presented:

	2021	2020
Benchmark Prices[1]	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$59.19	$20.51
Henry Hub spot natural gas ($/MMBtu)	2.52	1.71
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count as of the last day of each quarter presented:

	2021	2020
U.S. Rotary Rig Count[1]	First Quarter	First Quarter
Oil	324	624
Natural gas	92	102
Other	1	2
Total	417	728
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories concluded the withdrawal season in March 2021 at almost 1.8 Tcf, or 2% lower than the previous five-year average.
The following table shows natural gas storage volumes by region as of the last day of each quarter presented:

	2021	2020
Region[1]	First Quarter	First Quarter
East	307	382
Midwest	401	476
Mountain	112	92
Pacific	194	197
South Central	749	840
Total	1,763	1,987
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
Our open derivative contracts consist of fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. If we have multiple contracts outstanding with a single counterparty, unless restricted by our agreement, we will net settle the contract payments.
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2021 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2021, we have hedged 100% of our available oil and condensate hedge volumes and 81% of our available natural gas hedge volumes for 2021. As of March 31, 2021, we have also hedged 22% of our available oil and condensate hedge volumes for 2022.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, non-cash equity-based compensation, and gains and losses on sales of assets. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, cash interest expense, distributions to preferred unitholders, and restructuring charges.
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
The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net income (loss)	$16,186	$76,112
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	15,632	23,182
Impairment of oil and natural gas properties	—	51,031
Interest expense	1,210	4,427
Income tax expense (benefit)	(157)	36
Accretion of asset retirement obligations	292	272
Equity–based compensation	3,462	(2,894)
Unrealized (gain) loss on commodity derivative instruments	23,359	(81,057)
Adjusted EBITDA	59,984	71,109
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(9)	(302)
Cash interest expense	(953)	(4,168)
Preferred unit distributions	(5,250)	(5,250)
Restructuring charges[1]	—	4,815
Distributable cash flow	$53,772	$66,204

1 Restructuring charges include non-recurring costs associated with broad workforce reductions in the first quarter of 2020.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended March 31,
	2021	2020	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	829	1,163	(334)	(28.7)%
Natural gas (MMcf)[1]	14,911	18,612	(3,701)	(19.9)%
Equivalents (MBoe)	3,314	4,265	(951)	(22.3)%
Equivalents/day (MBoe)	36.8	46.9	(10.1)	(21.5)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$53.29	$44.79	$8.50	19.0%
Natural gas ($/Mcf)[1]	2.88	1.97	0.91	46.2%
Equivalents ($/Boe)	$26.27	$20.81	$5.46	26.2%
Revenue:
Oil and condensate sales	$44,176	$52,093	$(7,917)	(15.2)%
Natural gas and natural gas liquids sales[1]	42,889	36,642	6,247	17.0%
Lease bonus and other income	2,385	4,308	(1,923)	(44.6)%
Revenue from contracts with customers	89,450	93,043	(3,593)	(3.9)%
Gain (loss) on commodity derivative instruments	(27,882)	90,011	(117,893)	NM2
Total revenue	$61,568	$183,054	$(121,486)	(66.4)%
Operating expenses:
Lease operating expense	$2,664	$3,827	$(1,163)	(30.4)%
Production costs and ad valorem taxes	11,842	12,376	(534)	(4.3)%
Exploration expense	1,073	1	1,072	100.0%
Depreciation, depletion, and amortization	15,632	23,182	(7,550)	(32.6)%
Impairment of oil and natural gas properties	—	51,031	(51,031)	NM2
General and administrative	12,852	11,856	996	8.4%
Other expense:
Interest expense	1,210	4,427	(3,217)	(72.7)%
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
2 Not meaningful.
Revenue
Total revenue for the quarter ended March 31, 2021 decreased compared to the quarter ended March 31, 2020. The decrease in total revenue from the corresponding period is due to a loss on our commodity derivative instruments in the first quarter of 2021 compared to a gain in the first quarter of 2020, a decrease in oil and condensate sales, and a decrease in lease bonus and other income. The overall decrease in total revenue was partially offset by an increase in natural gas and NGL sales.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended March 31, 2021 as compared to the corresponding period in 2020 due to lower production volumes partially offset by higher realized commodity prices. The decrease in oil and condensate production was primarily driven by production volume decreases in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for both quarters ended March 31, 2021 and 2020.
Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended March 31, 2021 as compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in natural gas and NGL production was driven by decreases in working interest production volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 82% and 73% of our natural gas volumes for the quarters ended March 31, 2021 and 2020, respectively.
Gain (loss) on commodity derivative instruments. During the first quarter of 2021, we recognized a loss from our commodity derivative instruments compared to a gain in the same period in 2020. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended March 31, 2021, we recognized $4.5 million of realized losses and $23.4 million of unrealized losses from our oil and natural gas commodity contracts, compared to $9.0 million of realized gains and $81.1 million of unrealized gains in the same period in 2020. The unrealized losses on our commodity contracts during the first quarter of 2021 and the unrealized gains for the same period in 2020 were primarily driven by changes in the forward commodity price curves for oil.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2021 was lower than the same period in 2020. Leasing activity in the Austin Chalk play made up the majority of lease bonus revenue in the first quarter of 2021, while a substantial portion of first quarter 2020 activity came from the Permian Basin, Green River Basin, and Bakken/Three Forks.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2021 as compared to the same period in 2020, primarily due to lower nonrecurring service-related expenses, including workovers, as well as a decrease in variable costs as a result of lower production from our non-operating working interest properties.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2021, production costs and ad valorem taxes decreased as compared to the quarter ended March 31, 2020, primarily due to lower ad valorem tax estimates for the 2021 tax year partially offset by higher production costs attributable to our natural gas and NGL revenues due to higher commodity prices.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the three months ended March 31, 2021 primarily related to a dry hole drilled during the period. Exploration expense was minimal in the corresponding prior period in 2020.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended March 31, 2021 as compared to the same period in 2020, primarily due to lower production volumes and a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2021, general and administrative expenses increased as compared to the same period in 2020, primarily due to a $6.4 million increase in equity-based compensation that was partially offset by a $4.8 million decrease related to restructuring charges recognized in the first quarter of 2020 and a $1.0 million decrease in cash compensation. The lower equity-based compensation expense in 2020 relative to the current period was primarily due to downward cost revisions recognized in 2020 for performance-based incentive awards due to changes in our common unit price period over period.
Interest expense. Interest expense was lower in the first quarter of 2021 relative to the corresponding period in 2020, due to lower interest rates and lower average outstanding borrowings under our Credit Facility.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, proceeds from the issuance of equity and debt, and proceeds from asset sales. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of March 31, 2021, we had outstanding borrowings of $111.0 million under the Credit Facility.
The Board has adopted a policy pursuant to which, at a minimum, distributions will be paid on each common unit for each quarter to the extent we have sufficient cash generated from our operations after establishment of cash reserves, if any, and after we have made the required distributions to the holders of our outstanding preferred units. However, we do not have a legal or contractual obligation to pay distributions on our common units quarterly or on any other basis, and there is no guarantee that we will pay distributions to our common unitholders in any quarter. The Board may change the foregoing distribution policy at any time and from time to time. In light of the challenging business environment and uncertainty caused by the pandemic, the Board approved a reduction in the quarterly distribution for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection. The Board approved an increase in the quarterly distribution for the second and fourth quarters of 2020, but the distribution remains below 2019 levels. If our borrowings exceed our borrowing base, our ability to pay cash distributions to our unitholders will be limited.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Cash flows provided by operating activities	$55,686	$71,450	$(15,764)
Cash flows provided by (used in) investing activities	(214)	1,391	(1,605)
Cash flows used in financing activities	(53,479)	(77,920)	24,441

Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the three months ended March 31, 2021 as compared to the same period of 2020. The decrease was primarily due to net cash paid on settlements of commodity derivative instruments in the three months ended March 31, 2021 compared to net cash received in the same period of 2020.
Investing Activities. Net cash was used in investing activities in the three months ended March 31, 2021 as compared to net cash provided by investing activities in the same period of 2020. The change was primarily due to proceeds from the sale of oil and natural gas properties and farmout reimbursements received in the first quarter of 2020 with no similar activities in the first quarter of 2021. These changes were partially offset by a decrease in additions to oil and natural gas properties.
Financing Activities. Cash flows used in financing activities decreased for the three months ended March 31, 2021 as compared to the same period of 2020. The decrease was primarily due to lower distributions to common unitholders in the three months ended March 31, 2021 as compared to the corresponding prior period.
Development Capital Expenditures
Our 2021 capital expenditure budget associated with our non-operated working interests is expected to be approximately $5.0 million, net of farmout reimbursements, of which $0.2 million has been invested in the three months ended March 31, 2021. The majority of this capital is anticipated to be spent for working interest participation on test wells in the Austin Chalk play and the remaining will be spent for workovers on existing wells in which we own a working interest.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2022. As of March 31, 2021, we had outstanding borrowings of $111.0 million at a weighted-average interest rate of 2.37%.
The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million, and effective April 30, 2021, the borrowing base was reaffirmed at $400.0 million and the term of the Credit Facility was extended through November 1, 2024. Please see Item 5 of Part II of this quarterly report for a more detailed description of the amendment to the Credit Facility effective April 30, 2021. The next semi-annual redetermination is scheduled for October 2021.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of March 31, 2021 and December 31, 2020, the applicable margin for the alternative base rate ranged from 1.00% to 2.00% and the applicable margin for LIBOR ranged from 2.00% to 3.00%, depending on the borrowings outstanding in relation to the borrowing base. Effective April 30, 2021, the LIBOR margin was increased to between 2.50% and 3.50% and the alternative base rate margin was increased to between 1.50% and 2.50%.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is less than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2021, we were in compliance with all debt covenants.
On March 5, 2021, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021 for the 1-week and 2-month U.S. dollar settings and after June 30, 2023 for the remaining U.S. dollar settings. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, based on the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). We currently do not expect the transition from LIBOR to have a material impact on us.
Contractual Obligations
As of March 31, 2021, there have been no material changes to our contractual obligations previously disclosed in our 2020 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of March 31, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2020 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the twelve months ended March 31, 2021 by 10%. This results in an approximate 4% reduction of proved reserve volumes as compared to the unadjusted March 31, 2021 SEC pricing scenario.
Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2021, we had seven counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of March 31, 2021, we had $111.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 2.37%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.3 million for the three months ended March 31, 2021, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2020 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended March 31, 2021:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2021	77,111	$7.75	—	$70,819,075
February 1 - February 28, 2021	145,941	9.32	—	70,819,075
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

Item 5. Other Information

Item 1.01 Entry Into a Material Definitive Agreement
On April 30, 2021, Black Stone Minerals Company, L.P., as borrower (the "Borrower") under that certain Fourth Amended and Restated Credit Agreement, dated as of November 1, 2017, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (the “Credit Agreement”), together with Black Stone Minerals, L.P. (the “Partnership”) entered into the Fifth Amendment to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment principally modifies the Credit Agreement to:
(i) extend the maturity date to November 1, 2024;
(ii) reaffirm the Borrowing Base (as defined in the Credit Agreement) at $400,000,000 until such time as it is redetermined in accordance with the terms of the Credit Agreement;
(iii) increase the Applicable Margin (as defined in the Credit Agreement) to 2.5% - 3.5% (for Eurodollar Loans (as defined in the Credit Agreement)) and 1.5% to 2.5% (for Base Rate Loans (as defined in the Credit Agreement));
(iv) add restrictions on the Partnership’s ability to pay distributions if:
a.the availability under the Credit Facility is less than 10% of the lenders’ commitments; or
b.the ratio of the Partnership’s total debt to EBITDAX for the four preceding fiscal quarters is greater than or equal to 3.0; and
(v) add mechanics to handle the phaseout of LIBOR; and
(vi) reallocate commitments among the lenders to accommodate lenders exiting the Credit Facility.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The description of the Fifth Amendment above under Item 1.01 is incorporated in this Item 2.03 by reference.

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

10.1*	Fifth Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P. as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of April 30, 2021

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 4, 2021	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)