Form 10-Q
period 2021-09-30
Black Stone Minerals, L.P.
filed 2021-11-02
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 29, 2021, there were 208,665,648 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,264	$1,796
Accounts receivable	88,301	61,908
Commodity derivative assets	—	1,149
Prepaid expenses and other current assets	1,503	1,668
TOTAL CURRENT ASSETS	93,068	66,521
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $947,538 and $937,464 at September 30, 2021 and December 31, 2020, respectively	3,000,406	3,157,818
Accumulated depreciation, depletion, amortization, and impairment	(1,855,218)	(1,987,332)
Oil and natural gas properties, net	1,145,188	1,170,486
Other property and equipment, net of accumulated depreciation of $12,778 and $12,292 at September 30, 2021 and December 31, 2020, respectively	1,238	1,650
NET PROPERTY AND EQUIPMENT	1,146,426	1,172,136
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,170	5,321
TOTAL ASSETS	$1,246,664	$1,243,978
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,206	$3,407
Accrued liabilities	13,246	15,568
Commodity derivative liabilities	114,451	19,318
Other current liabilities	1,635	1,654
TOTAL CURRENT LIABILITIES	131,538	39,947
LONG–TERM LIABILITIES
Credit facility	99,000	121,000
Accrued incentive compensation	565	766
Commodity derivative liabilities	14,481	1,848
Asset retirement obligations	12,412	17,377
Other long-term liabilities	3,223	4,073
TOTAL LIABILITIES	261,219	185,011
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2021 and December 31, 2020	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 208,660 and 206,749 units outstanding at September 30, 2021 and December 31, 2020, respectively	687,084	760,606
TOTAL EQUITY	687,084	760,606
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,246,664	$1,243,978
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Oil and condensate sales	$61,916	$34,335	$160,028	$111,845
Natural gas and natural gas liquids sales	73,167	29,107	172,537	96,060
Lease bonus and other income	2,305	1,386	12,195	7,669
Revenue from contracts with customers	137,388	64,828	344,760	215,574
Gain (loss) on commodity derivative instruments	(77,561)	(21,086)	(164,923)	49,751
TOTAL REVENUE	59,827	43,742	179,837	265,325
OPERATING (INCOME) EXPENSE
Lease operating expense	3,303	3,160	9,804	10,280
Production costs and ad valorem taxes	14,331	9,905	35,469	31,836
Exploration expense	5	4	1,080	28
Depreciation, depletion, and amortization	14,925	19,823	46,353	62,198
Impairment of oil and natural gas properties	—	—	—	51,031
General and administrative	12,320	9,381	37,359	32,738
Accretion of asset retirement obligations	273	286	863	836
(Gain) loss on sale of assets, net	(2,850)	(24,045)	(2,850)	(24,045)
TOTAL OPERATING EXPENSE	42,307	18,514	128,078	164,902
INCOME (LOSS) FROM OPERATIONS	17,520	25,228	51,759	100,423
OTHER INCOME (EXPENSE)
Interest and investment income	—	1	—	35
Interest expense	(1,359)	(1,664)	(4,197)	(9,055)
Other income (expense)	17	168	231	71
TOTAL OTHER EXPENSE	(1,342)	(1,495)	(3,966)	(8,949)
NET INCOME (LOSS)	16,178	23,733	47,793	91,474
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$10,928	$18,483	$32,043	$75,724
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	10,928	18,483	32,043	75,724
	$10,928	$18,483	$32,043	$75,724
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.05	$0.09	$0.15	$0.37
Per common unit (diluted)	$0.05	$0.09	$0.15	$0.37
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	208,653	206,732	208,018	206,690
Weighted average common units outstanding (diluted)	208,653	206,732	208,018	206,690
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2020	206,749	$760,606	$760,606
Repurchases of common units	(223)	(1,957)	(1,957)
Restricted units granted, net of forfeitures	1,016	—	—
Equity–based compensation	—	5,353	5,353
Distributions	—	(36,272)	(36,272)
Charges to partners' equity for accrued distribution equivalent rights	—	(237)	(237)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	16,186	16,186
BALANCE AT MARCH 31, 2021	207,542	$738,429	$738,429
Issuance of common units for property acquisitions	1,088	10,766	10,766
Restricted units granted, net of forfeitures	7	—	—
Equity–based compensation	—	2,820	2,820
Distributions	—	(36,321)	(36,321)
Charges to partners' equity for accrued distribution equivalent rights	—	(180)	(180)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	15,429	15,429
BALANCE AT JUNE 30, 2021	208,637	$725,693	$725,693
Restricted units granted, net of forfeitures	23	—	—
Equity–based compensation	—	2,903	2,903
Distributions	—	(52,165)	(52,165)
Charges to partners' equity for accrued distribution equivalent rights	—	(275)	(275)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	16,178	16,178
BALANCE AT SEPTEMBER 30, 2021	208,660	$687,084	$687,084
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$47,793	$91,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	46,353	62,198
Impairment of oil and natural gas properties	—	51,031
Accretion of asset retirement obligations	863	836
Amortization of deferred charges	1,232	781
(Gain) loss on commodity derivative instruments	164,923	(49,751)
Net cash (paid) received on settlement of commodity derivative instruments	(56,008)	66,794
Equity-based compensation	9,705	1,405
Exploratory dry hole expense	1,049	—
(Gain) loss on sale of assets, net	(2,850)	(24,045)
Changes in operating assets and liabilities:
Accounts receivable	(26,066)	29,844
Prepaid expenses and other current assets	165	(630)
Accounts payable, accrued liabilities, and other	(3,546)	(8,353)
Settlement of asset retirement obligations	(187)	(170)
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,426	221,414
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(10,064)	(28)
Additions to oil and natural gas properties	(3,972)	(4,223)
Additions to oil and natural gas properties leasehold costs	(98)	(782)
Purchases of other property and equipment	(74)	(15)
Proceeds from the sale of oil and natural gas properties	317	151,513
Proceeds from farmouts of oil and natural gas properties	—	4,175
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,891)	150,640
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(124,758)	(109,331)
Distributions to Series B cumulative convertible preferred unitholders	(15,750)	(15,750)
Repurchases of common units	(1,957)	(5,035)
Borrowings under credit facility	144,000	124,000
Repayments under credit facility	(166,000)	(371,000)
Debt issuance costs and other	(3,602)	—
NET CASH USED IN FINANCING ACTIVITIES	(168,067)	(377,116)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,468	(5,062)
CASH AND CASH EQUIVALENTS – beginning of the period	1,796	8,119
CASH AND CASH EQUIVALENTS – end of the period	$3,264	$3,057
SUPPLEMENTAL DISCLOSURE
Interest paid	$2,941	$8,371
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2020 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2021.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2021	December 31, 2020

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$83,861	$58,181
Other	4,440	3,727
Total accounts receivable	$88,301	$61,908

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
In the second quarter of 2021, the Partnership closed an acquisition of mineral and royalty acreage in the northern Midland Basin for total consideration of $20.8 million. The purchase price consisted of $10.0 million in cash and $10.8 million in common units of the Partnership. The cash consideration was funded with borrowings under the Credit Facility (as defined in Note 6 - Credit Facility) and funds from operating activities. The transaction was accounted for as a business combination with the assets acquired recorded at their estimated fair values as of the acquisition date. The assets acquired consisted of $4.9 million of proved oil and natural gas properties, $15.6 million of unproved oil and natural gas properties, and $0.3 million of net working capital. Acquisition related costs of $0.3 million were expensed and included in the General and administrative line of the consolidated statement of operations for the nine months ended September 30, 2021.
Divestitures
In the third quarter of 2021, the Partnership closed on the divestiture of its wholly owned subsidiary, TLW Investments, L.L.C. ("TLW"), effective September 1, 2021 for total proceeds of $0.2 million. TLW holds non-operating working interests and overriding royalty interests primarily located in Oklahoma and Texas. TLW's assets and liabilities consisted of oil and natural gas properties with a net book value of $3.0 million and asset retirement obligations with a book value of $5.7 million at the time of sale. The Partnership recognized a $2.9 million gain associated with the divestiture included in the (Gain) loss on sale of assets, net line item of the consolidated statement of operations for the three and nine months ended September 30, 2021.
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
In May 2021, BSM and Aethon Energy ("Aethon") entered into an agreement to develop certain of the Partnership's undeveloped acreage in San Augustine County, including the working interests resulting from the partition agreement discussed above. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, increasing to a minimum of 12 wells per year beginning with the fourth program year. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.
On May 25, 2021, the Partnership and Canaan entered into a new farmout agreement (the "Second Canaan Farmout"). The Second Canaan Farmout supersedes and replaces the First Canaan Farmout with respect to the area in San Augustine County covered by the Aethon development agreement. The Second Canaan Farmout covers part of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continues until May 2031, unless earlier terminated in accordance to the terms of the agreement. Canaan will earn 80% of the Partnership's working interest in the partitioned acreage from XTO (up to a maximum of 40% on an 8/8ths basis) and 50% of the Partnership's working interest in other areas (up to a maximum of 12.5% on an 8/8ths basis) in wells drilled and operated by Aethon in accordance with the development agreement. Canaan is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Canaan has certain rights and options to continue funding the Partnership's working interest for the duration of the Second Canaan Farmout. As of September 30, 2021, no wells have been spud in the contract area subject to the Second Canaan Farmout. The Partnership will receive an ORRI before payout and an increased ORRI after payout on all wells drilled under the Second Canaan Farmout.
Pivotal Farmout
In November 2017, the Partnership entered into a farmout agreement (the "First Pivotal Farmout") with Pivotal Petroleum Partners (“Pivotal”), a portfolio company of Tailwater Capital, LLC. The farmout agreement covered substantially all of the Partnership's remaining working interests in wells operated by XTO and BPX Energy in the Shelby Trough area of East Texas targeting the Haynesville and Bossier shale acreage (after giving effect to the Canaan Farmout), until November 2025. Under the terms of the First Pivotal Farmout, Pivotal was obligated to fund the development of up to 80 wells, in designated well groups, across several development areas and then had options to continue funding the Partnership's working interest across those areas for the duration of the farmout agreement. Once Pivotal achieved a specified payout for a designated well group, the Partnership would obtain a majority of the original working interest in such well group.
Pivotal’s rights and obligations to participate in future wells in the contract area were terminated in the fourth quarter of 2020 in conjunction with Pivotal and the Partnership entering into a new farmout agreement as discussed below. Pivotal participated in a total of 68 wells under the First Pivotal Farmout.
In the second quarter of 2020, the Partnership entered into a development agreement with Aethon to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of 15 wells per year beginning with the third program year. In November 2020, the Partnership entered into a new farmout agreement (the "Second Pivotal Farmout") with Pivotal. The Second Pivotal Farmout supersedes and replaces the First Pivotal Farmout with respect to the area covered by the Aethon development agreement. The Second Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon in accordance with the development agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Second Pivotal Farmout. Once Pivotal achieves a specified payout for

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of September 30, 2021, a total of six wells have been spud in the contract area subject to the Second Pivotal Farmout.
From the inception of the farmout agreements through September 30, 2021, the Partnership has received $90.2 million and $119.2 million from Canaan and Pivotal, respectively, under the agreements. When such reimbursements are received prior to assigning the wells to Canaan and Pivotal, the Partnership records the amounts as increases to Oil and natural gas properties and Other long-term liabilities. When working interests in farmout wells are assigned to Canaan and Pivotal, the Partnership's Oil and natural gas properties and Other long-term liabilities are reduced by the reimbursed capital costs. As of September 30, 2021 and December 31, 2020, $0.1 million was included in the Other long-term liabilities line item of the consolidated balance sheets for reimbursements received associated with farmed-out working interests not yet assigned to Canaan and Pivotal.
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
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. The Partnership recognized no impairment of oil and natural gas properties for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. The Partnership recognized $51.0 million of impairment of oil and natural gas properties for the nine months ended September 30, 2020. See Note 5 - Fair Value Measurements for further discussion.
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
As of September 30, 2021, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. A fixed-price swap contract between the Partnership and the counterparty specifies a fixed commodity price and a future settlement date. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2021, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and six are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$114,451	$—	$114,451
Long-term liability	Commodity derivative liabilities	14,481	—	14,481
Total liabilities		$128,932	$—	$128,932

		December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$6,362	$(5,213)	$1,149
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$6,362	$(5,213)	$1,149
Liabilities:
Current liability	Commodity derivative liabilities	$24,531	$(5,213)	$19,318
Long-term liability	Commodity derivative liabilities	1,848	—	1,848
Total liabilities		$26,379	$(5,213)	$21,166

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2021	2020	2021	2020
	(in thousands)
Beginning fair value of commodity derivative instruments	$(85,511)	$40,552	$(20,017)	$15,221
Gain (loss) on oil derivative instruments	(10,227)	(5,864)	(69,296)	50,300
Gain (loss) on natural gas derivative instruments	(67,334)	(15,222)	(95,627)	(549)
Net cash paid (received) on settlements of oil derivative instruments	20,811	(13,954)	41,223	(42,270)
Net cash paid (received) on settlements of natural gas derivative instruments	13,329	(7,334)	14,785	(24,524)
Net change in fair value of commodity derivative instruments	(43,421)	(42,374)	(108,915)	(17,043)
Ending fair value of commodity derivative instruments	$(128,932)	$(1,822)	$(128,932)	$(1,822)
The Partnership had the following open derivative contracts for oil as of September 30, 2021:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2021
Third Quarter	220,000	$38.97	$32.64	$46.50
Fourth Quarter	660,000	38.97	32.64	46.50
2022
First Quarter	480,000	$60.14	$55.29	$65.50
Second Quarter	480,000	60.14	55.29	65.50
Third Quarter	480,000	60.14	55.29	65.50
Fourth Quarter	480,000	60.14	55.29	65.50

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2021:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2021
Fourth Quarter	10,120,000	$2.69	$2.52	$3.08
2022
First Quarter	7,920,000	$2.98	$2.80	$3.15
Second Quarter	8,000,000	2.99	2.80	3.15
Third Quarter	8,080,000	2.99	2.80	3.15
Fourth Quarter	8,080,000	2.99	2.80	3.15
2023
First Quarter	1,800,000	$3.28	$3.28	$3.29
Second Quarter	1,820,000	3.28	3.28	3.29
Third Quarter	1,840,000	3.28	3.28	3.29
Fourth Quarter	1,840,000	3.28	3.28	3.29

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
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2021 and December 31, 2020 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2021
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	$—	$128,932	$—	$—	$128,932
As of December 31, 2020
Financial Assets
Commodity derivative instruments	$—	$6,362	$—	$(5,213)	$1,149
Financial Liabilities
Commodity derivative instruments	$—	$26,379	$—	$(5,213)	$21,166
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
Three Months Ended September 30, 2021
Impaired oil and natural gas properties	$—	$—	$—	$—
Three Months Ended September 30, 2020
Impaired oil and natural gas properties	$—	$—	$—	$—
Nine Months Ended September 30, 2021
Impaired oil and natural gas properties	$—	$—	$—	$—
Nine Months Ended September 30, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of September 30, 2021 or December 31, 2020.
NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2024. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million. The April and October 2021 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next semi-annual redetermination is scheduled for April 2022.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2020, the applicable margin for the alternative base rate ranged from 1.00% to 2.00% and the applicable margin for LIBOR ranged from 2.00% to 3.00%, depending on the borrowings outstanding in relation to the borrowing base. As of September 30, 2021, the alternative base rate margin ranged from 1.50% to 2.50% and the LIBOR margin ranged from 2.50% to 3.50%.
The weighted-average interest rate of the Credit Facility was 2.59% and 2.40% as of September 30, 2021 and December 31, 2020, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of September 30, 2021, the Partnership was in compliance with all financial covenants in the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal balance outstanding was $99.0 million and $121.0 million at September 30, 2021 and December 31, 2020, respectively. The unused portion of the available borrowings under the Credit Facility were $301.0 million and $279.0 million at September 30, 2021 and December 31, 2020, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2021 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cash—short and long-term incentive plans	$2,118	$634	$5,232	$2,103
Equity-based compensation—restricted common units	1,073	1,138	3,059	3,549
Equity-based compensation—restricted performance units[1]	1,762	295	5,620	(3,264)
Board of Directors incentive plan	337	392	1,026	1,120
Total incentive compensation expense	$5,290	$2,459	$14,937	$3,508
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of September 30, 2021 and December 31, 2020. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$16,178	$23,733	$47,793	$91,474
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$10,928	$18,483	$32,043	$75,724
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	10,928	18,483	32,043	75,724
	$10,928	$18,483	$32,043	$75,724
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.05	$0.09	$0.15	$0.37
Per common unit (diluted)	$0.05	$0.09	$0.15	$0.37
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	208,653	206,732	208,018	206,690
Effect of dilutive securities	—	—	—	—
Weighted average common units outstanding (diluted)	208,653	206,732	208,018	206,690

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributions declared and paid per common unit	$0.2500	$0.1500	$0.6000	$0.5300

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the nine months ended September 30, 2021. As of September 30, 2021, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
On October 27, 2021, the Board approved a distribution for the three months ended September 30, 2021 of $0.25 per common unit. Distributions will be payable on November 19, 2021 to unitholders of record at the close of business on November 12, 2021.

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
As of September 30, 2021, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
TLW Divestiture
In the third quarter of 2021, we closed on the divestiture of our wholly owned subsidiary, TLW Investments, L.L.C. ("TLW"), effective September 1, 2021 for total proceeds of $0.2 million. TLW holds non-operating working interests and overriding royalty interests primarily located in Oklahoma and Texas.
Shelby Trough Development Update
Aethon has successfully turned to sales the initial two program wells and has commenced operations on four additional wells under the development agreement covering Angelina County. In October 2021, Aethon spud the first three wells under the separate development agreement covering San Augustine County.
Austin Chalk Update

We have entered into agreements with multiple operators to drill wells in the areas of the Austin Chalk in
East Texas where we have significant acreage positions. Recent drilling results have shown that advances in fracturing and other completion techniques can dramatically improve well performance in existing Austin Chalk fields. One well has been drilled and turned to sales and five additional wells are currently being drilled under these agreements.
Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, travel restrictions have started to lift, and businesses have reopened. In the wake of a rise in COVID-19 cases resulting from new variants in our area, we have returned to remote work arrangements for all employees. Employees are allowed the flexibility of going to the office when following health and safety guidelines established by the company. We do not expect these arrangements to negatively impact our ability to maintain operations. We continue to prioritize the health and safety of our workforce through frequent cleaning of common spaces, appropriate physical distancing measures, and other best practices as recommended by federal, state and local officials.
Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and natural gas liquids ("NGLs"). The price environment in 2020 caused many of our operators to reduce their drilling and completion activity on our acreage, which negatively impacts our production volumes. Commodity prices improved in late 2020 and have fully recovered in 2021, reflecting expectations of rising demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners. However, the current price environment remains uncertain as responses to the COVID-19 pandemic continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

The price environment in 2020, including the sharp decline in oil prices that began in March 2020, also caused us to determine that certain depletable units consisting of mature oil producing properties were impaired as of March 31, 2020. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million in the first quarter of 2020. Additionally, the borrowing base under the Credit Facility takes into consideration the estimated loan value of our oil and natural gas properties. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million. The April and October 2021 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next borrowing base redetermination is scheduled for April 2022. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced.
The following table reflects commodity prices as of the last day of each quarter presented:

	2021			2020
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$75.22	$73.52	$59.19	$40.05	$39.27	$20.51
Henry Hub spot natural gas ($/MMBtu)	$5.58	3.79	2.52	1.66	1.76	1.71
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
The following table shows the rig count as of the last day of each quarter presented:

	2021			2020
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	421	372	324	183	188	624
Natural gas	99	98	92	75	75	102
Other	1	—	1	3	2	2
Total	521	470	417	261	265	728
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories will conclude the injection season in October 2021 at 3.6 Tcf, which is 5% lower than the previous five-year average.
The following table shows natural gas storage volumes by region as of the last day of each quarter presented:

	2021			2020
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	779	513	307	872	639	382
Midwest	934	623	401	1,033	740	476
Mountain	201	173	112	231	173	92
Pacific	243	244	194	316	304	197
South Central	1,013	1,005	749	1,304	1,222	840
Total	3,170	2,558	1,763	3,756	3,078	1,987
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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2021 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2021, we have hedged 100% and 71% of our available oil and condensate hedge volumes for 2021 and 2022, respectively. As of September 30, 2021, we have also hedged 84%, 72%, and 17% of our available natural gas hedge volumes for 2021, 2022, and 2023, respectively.
We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges within the percentages described above related to such production. We do not enter into derivative instruments for speculative purposes.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$16,178	$23,733	$47,793	$91,474
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	14,925	19,823	46,353	62,198
Impairment of oil and natural gas properties	—	—	—	51,031
Interest expense	1,359	1,664	4,197	9,055
Income tax expense (benefit)	20	(155)	(131)	7
Accretion of asset retirement obligations	273	286	863	836
Equity–based compensation	3,172	1,825	9,705	1,405
Unrealized (gain) loss on commodity derivative instruments	43,421	42,374	108,915	17,043
(Gain) loss on sale of assets, net	(2,850)	(24,045)	(2,850)	(24,045)
Adjusted EBITDA	76,498	65,505	214,845	209,004
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(2)	(6)	(16)	(315)
Cash interest expense	(1,011)	(1,401)	(2,965)	(8,273)
Preferred unit distributions	(5,250)	(5,250)	(15,750)	(15,750)
Restructuring charges[1]	—	—	—	4,815
Distributable cash flow	$70,235	$58,848	$196,114	$189,481

1 Restructuring charges include non-recurring costs associated with broad workforce reductions in the first quarter of 2020.

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended September 30,
	2021	2020	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	922	953	(31)	(3.3)%
Natural gas (MMcf)[1]	15,467	15,220	247	1.6%
Equivalents (MBoe)	3,500	3,490	10	0.3%
Equivalents/day (MBoe)	38.0	37.9	0.1	0.3%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$67.15	$36.03	$31.12	86.4%
Natural gas ($/Mcf)[1]	4.73	1.91	2.82	147.6%
Equivalents ($/Boe)	$38.60	$18.18	$20.42	112.3%
Revenue:
Oil and condensate sales	$61,916	$34,335	$27,581	80.3%
Natural gas and natural gas liquids sales[1]	73,167	29,107	44,060	151.4%
Lease bonus and other income	2,305	1,386	919	66.3%
Revenue from contracts with customers	137,388	64,828	72,560	111.9%
Gain (loss) on commodity derivative instruments	(77,561)	(21,086)	(56,475)	267.8%
Total revenue	$59,827	$43,742	$16,085	36.8%
Operating expenses:
Lease operating expense	$3,303	$3,160	$143	4.5%
Production costs and ad valorem taxes	14,331	9,905	4,426	44.7%
Exploration expense	5	4	1	25.0%
Depreciation, depletion, and amortization	14,925	19,823	(4,898)	(24.7)%
General and administrative	12,320	9,381	2,939	31.3%
Other expense:
Interest expense	1,359	1,664	(305)	(18.3)%
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
Revenue
Total revenue for the quarter ended September 30, 2021 increased compared to the quarter ended September 30, 2020. The increase in total revenue from the corresponding period is due to an increase in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income. The overall increase in total revenue was partially offset by an increase in losses from our commodity derivative instruments.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended September 30, 2021 as compared to the corresponding period in 2020 due to higher realized commodity prices partially offset by lower production volumes. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for both quarters ended September 30, 2021 and 2020.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended September 30, 2021 as compared to the corresponding prior period. The increase was primarily due to higher realized commodity prices between the comparative periods. Mineral and royalty interest production accounted for 85% and 78% of our natural gas volumes for the quarters ended September 30, 2021 and 2020, respectively.
Gain (loss) on commodity derivative instruments. During the third quarter of 2021, we recognized an increase in losses from our commodity derivative instruments compared to the same period in 2020. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended September 30, 2021, we recognized $34.1 million of realized losses and $43.4 million of unrealized losses from our oil and natural gas commodity contracts, compared to $21.3 million of realized gains and $42.4 million of unrealized losses in the same period in 2020. The unrealized losses on our commodity contracts during the third quarter of 2021 were primarily driven by changes in the forward commodity price curves for natural gas. The unrealized losses for the same period in 2020 were primarily driven by changes in the forward commodity price curves for oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2021 was higher than the same period in 2020. Leasing activity in the Wolfcamp play and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas made up the majority of lease bonus and other income for the third quarter of 2021, while a substantial portion of third quarter 2020 activity came from leasing activity in the Haynesville/Bossier play.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased for the quarter ended September 30, 2021 as compared to the same period in 2020, primarily due to higher nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2021, production costs and ad valorem taxes increased as compared to the quarter ended September 30, 2020, primarily due to higher production taxes stemming from rising commodity prices partially offset by lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for the quarter ended September 30, 2021 and in the corresponding prior period in 2020.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended September 30, 2021 as compared to the same period in 2020, primarily due to a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2021, general and administrative expenses increased as compared to the same period in 2020, primarily due to a $1.7 million increase in cash compensation and a $1.4 million increase in equity compensation. The increase in cash compensation was driven by projected outperformance relative to performance targets under our short-term cash incentive plan, and the increase in equity incentive compensation was due to higher costs recognized for performance-based incentive awards due to upward movements in our common unit price period over period.
Interest expense. Interest expense was lower in the third quarter of 2021 relative to the corresponding period in 2020, due to lower average outstanding borrowings under our Credit Facility.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2021	2020	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,610	2,980	(370)	(12.4)%
Natural gas (MMcf)[1]	46,053	51,922	(5,869)	(11.3)%
Equivalents (MBoe)	10,286	11,634	(1,348)	(11.6)%
Equivalents/day (MBoe)	37.7	42.5	(4.8)	(11.3)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$61.31	$37.53	$23.78	63.4%
Natural gas ($/Mcf)[1]	3.75	1.85	1.90	102.7%
Equivalents ($/Boe)	$32.33	$17.87	$14.46	80.9%
Revenue:
Oil and condensate sales	$160,028	$111,845	$48,183	43.1%
Natural gas and natural gas liquids sales[1]	172,537	96,060	76,477	79.6%
Lease bonus and other income	12,195	7,669	4,526	59.0%
Revenue from contracts with customers	344,760	215,574	129,186	59.9%
Gain (loss) on commodity derivative instruments	(164,923)	49,751	(214,674)	NM2
Total revenue	$179,837	$265,325	$(85,488)	(32.2)%
Operating expenses:
Lease operating expense	$9,804	$10,280	$(476)	(4.6)%
Production costs and ad valorem taxes	35,469	31,836	3,633	11.4%
Exploration expense	1,080	28	1,052	3,757.1%
Depreciation, depletion, and amortization	46,353	62,198	(15,845)	(25.5)%
Impairment of oil and natural gas properties	—	51,031	(51,031)	NM2
General and administrative	37,359	32,738	4,621	14.1%
Other expense:
Interest expense	4,197	9,055	(4,858)	(53.6)%
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
2 Not meaningful.
Revenue
Total revenue for the nine months ended September 30, 2021 decreased compared to the corresponding prior period. The decrease in total revenue is due to a loss from our commodity derivative instruments for the nine months ended September 30, 2021 compared to a gain in the same period in 2020. The overall decrease in total revenue was partially offset by increases in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income.

Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2021 increased compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in oil and condensate production, primarily within the Permian Basin, was driven by divestitures of certain Permian Basin mineral and royalty properties in the third quarter of 2020. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for both the nine months ended September 30, 2021 and 2020.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2021 increased compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in natural gas and NGL production was driven by decreases in working interest production volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 83% and 76% of our natural gas volumes for the nine months ended September 30, 2021 and 2020, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2021, we recognized a loss from our commodity derivative instruments compared to a gain for the same period in 2020. In the nine months ended September 30, 2021, we recognized $56.0 million of realized losses and $108.9 million of unrealized losses from our oil and natural gas commodity contracts, compared to $66.8 million of realized gains and $17.0 million of unrealized losses in the same period in 2020. The unrealized losses on our commodity contracts during the nine months ended September 30, 2021 were primarily driven by changes in the forward commodity price curves for oil and natural gas. The unrealized losses on our commodity contracts during the corresponding period in 2020 were primarily driven by changes in the forward commodity price curves for natural gas.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2021 was higher than the same period in 2020. Leasing activity in the Austin Chalk and Wolfcamp plays and proceeds from surface use waivers on our mineral acreage supporting solar development in Mississippi and Texas made up the majority of lease bonus and other income for the nine months ended September 30, 2021, while a substantial portion of the activity in the corresponding prior period came from leasing activity in the Permian Basin, Green River Basin, and Bakken/Three Forks.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to a decrease in variable costs as a result of lower production from our non-operating working interest properties.
Production costs and ad valorem taxes. For the nine months ended September 30, 2021, production costs and ad valorem taxes increased as compared to the nine months ended September 30, 2020, primarily due to higher production taxes stemming from rising commodity prices partially offset by lower ad valorem tax estimates.
Exploration expense. Exploration expense for the nine months ended September 30, 2021 primarily related to a dry hole drilled in the first quarter of 2021. Exploration expense for the nine months ended September 30, 2020 was minimal.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to lower production volumes and a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activity, unproved leasehold, and mineral interests to identify impairments. Impairments totaled $51.0 million for the nine months ended September 30, 2020, primarily due to declines in future expected realizable net cash flows as a result of lower commodity prices as of the measurement date of March 31, 2020. There were no impairments for the nine months ended September 30, 2021.

General and administrative. For the nine months ended September 30, 2021, general and administrative expenses increased as compared to the same period in 2020, primarily due to a $2.4 million increase in cash compensation and a $8.4 million increase in equity incentive compensation. The increase in cash compensation was driven by projected outperformance relative to performance targets under our short-term cash incentive plan, and the increase in equity incentive compensation was due to higher costs recognized for performance-based incentive awards resulting from upward movements in our common unit price during the nine months ended September 30, 2021 compared to downward movements in our common unit price in the corresponding prior period. The overall increase was partially offset by charges recognized for the nine months ended September 30, 2020 that did not recur. This included $4.8 million of restructuring costs associated with workforce reductions in the first quarter of 2020 and a $1.1 million increase in allowance against an outstanding long-term receivable.
Interest expense. Interest expense was lower in the nine months ended September 30, 2021 than in the prior period primarily due to lower average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, proceeds from the issuance of equity and debt, and proceeds from asset sales. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of September 30, 2021, we had outstanding borrowings of $99.0 million under the Credit Facility.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Cash flows provided by operating activities	$183,426	$221,414	$(37,988)
Cash flows provided by (used in) investing activities	(13,891)	150,640	(164,531)
Cash flows used in financing activities	(168,067)	(377,116)	209,049
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the nine months ended September 30, 2021 as compared to the same period of 2020. The decrease was primarily due to net cash paid on settlements of commodity derivative instruments in the nine months ended September 30, 2021 compared to net cash received in the same period of 2020. The overall decrease was partially offset by increases in oil and condensate sales and natural gas and NGL sales due to higher realized commodity prices.
Investing Activities. Net cash was used in investing activities in the nine months ended September 30, 2021 as compared to net cash provided by investing activities in the same period of 2020. The change was primarily due to cash paid for acquisitions of oil and natural gas properties in the nine months ended September 30, 2021 compared to cash received from the sale of oil and natural gas properties in the same period of 2020.
Financing Activities. Cash flows used in financing activities decreased for the nine months ended September 30, 2021 as compared to the same period of 2020. The decrease was primarily due to lower net repayments under our Credit Facility in the nine months ended September 30, 2021 as compared to the corresponding prior period.
Development Capital Expenditures
Our 2021 capital expenditure budget associated with our non-operated working interests is expected to be approximately $5.0 million, net of farmout reimbursements, of which $4.1 million has been invested in the nine months ended September 30, 2021. The majority of this capital is anticipated to be spent for working interest participation on test wells in the Austin Chalk play and the remaining will be spent for workovers on existing wells in which we own a working interest.

Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2024. As of September 30, 2021, we had outstanding borrowings of $99.0 million at a weighted-average interest rate of 2.59%.
The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million. The April and October 2021 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next semi-annual redetermination is scheduled for April 2022.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2020, the applicable margin for the alternative base rate ranged from 1.00% to 2.00% and the applicable margin for LIBOR ranged from 2.00% to 3.00%, depending on the borrowings outstanding in relation to the borrowing base. As of September 30, 2021, the alternative base rate margin ranged from 1.50% to 2.50% and the LIBOR margin ranged from 2.50% to 3.50%.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of September 30, 2021, we were in compliance with all debt covenants.
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

Contractual Obligations
As of September 30, 2021, there have been no material changes to our contractual obligations previously disclosed in our 2020 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of September 30, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2020 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the nine months ended September 30, 2021 by 10%. This results in an approximate 2% reduction of proved reserve volumes as compared to the unadjusted September 30, 2021 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2021, we had seven counterparties, all of which were rated Baa1 or better by Moody’s and six are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of September 30, 2021, we had $99.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 2.59%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.7 million for the nine months ended September 30, 2021, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 2, 2021	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)