Form 10-K
period 2021-12-31
Black Stone Minerals, L.P.
filed 2022-02-22
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $1,787,042,300 on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $10.75 per unit as reported by the New York Stock Exchange on such date. As of February 18, 2022, 209,118,081 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
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
Liquefied natural gas (LNG). Natural gas that has been cooled to a liquid state for ease and safety of non-pressured storage or transport.
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

GLOSSARY OF TERMS
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

•The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted;
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
We own mineral interests in approximately 16.8 million gross acres, with an average 43.5% ownership interest in that acreage. We also own NPRIs in 1.8 million gross acres and ORRIs in 1.7 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in over 70,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Springs in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

PART I

Our Assets
As of December 31, 2021, our total estimated proved oil and natural gas reserves were 59,824 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of the reserves as of December 31, 2021, approximately 94% were proved developed producing reserves and approximately 6% were proved undeveloped reserves. At December 31, 2021, our estimated proved reserves were 32% oil and 68% natural gas.
The locations of our oil and natural gas properties are presented on the following map. Additional information related to these properties is provided below under "Our Properties" based on major geographical region and by material resource play as denoted on the map below.

MONTANA THRUST BELT
Bakken / Three Forks
WILLISTON
BIGHORN
POWDER RIVER
ROCKY MOUNTAINS
GREATER GREEN RIVER
EASTERN GREAT
DENVER / JULESBURG
UINTA-PICEANCE
NORTH PARK
WESTERN US
PARADOX
SAN JOAQUIN
SANTA MARIA
VENTURA
LOS ANGELES
SAN JUAN
RATON
DALHART
MID-CONTINENT
FOREST CITY
CHEROKEE PLATFORM
ANADARKO
WHITTENBURG
ARKOMA
ARDMORE
MARIETTA
PALO DURO
FORT WORTH
SOUTHWESTERN US
Delaware
Midland
PERMIAN
MARFA
Eagle Ford
WESTERN GULF
GULF COAST
Haynesville / Bossier
TX-LA-MS SALT
BLACK WARRIOR
VALLEY AND RIDGE
MICHIGAN BASIN
ILLINOIS BASIN
APPALACHIAN
EASTERN US
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
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2021, approximately 26% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests.
The majority of our producing mineral and royalty interest acreage is pooled with third-party acreage to form pooled units. Pooling proportionately reduces our royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which we have such reduced royalty interest.
Non-Operated Working Interests
We own non-operated working interests related to our mineral interests in various plays across our asset base. The majority of our working interest exposure is in the Haynesville/Bossier play in San Augustine County, Texas and Angelina County, Texas where we own non-operated working interests. In 2017, we entered into farmout arrangements (discussed below) for our entire working interest position in that area. We also hold working interests acquired through working interest participation rights, which we often include in the terms of our leases. This participation right complements our core mineral and royalty interest business because it allows us to realize additional value from our minerals. Under the terms of the relevant leases, we are typically granted a unit-by-unit or a well-by-well option to participate on a non-operated working interest basis in drilling opportunities on our mineral acreage. This right to participate in a unit or well is exercisable at our sole discretion. We generally only exercise this option when the results from prior drilling and production activities have substantially reduced the economic risk associated with development drilling and where we believe the probability of achieving attractive economic returns is high.
Beginning in 2017, we significantly reduced the number of wells in which we participate with a working interest. We generally farm out or sell these participation rights to third parties and often retain some form of non-cost-bearing interest in those wells, such as an overriding royalty interest.
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 13% of our total production volumes during the year ended December 31, 2021. As of December 31, 2021, we owned non-operated working interests in 5,045 gross (234 net) wells.
Our 2022 capital expenditure budget associated with our non-operated working interests is expected to be approximately $4.5 million. The majority of this capital is anticipated to be spent for workovers and recompletions on existing wells in which we own a working interest.

Farmout Agreements
We have entered into farmout arrangements designed to reduce our working interest capital expenditures and thereby significantly lower our capital spending other than for mineral and royalty interest acquisitions. Under these agreements, we conveyed our rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.
In 2017, we entered into farmout arrangements with Canaan Resource Partners ("Canaan") and Pivotal Petroleum Partners ("Pivotal") in the Shelby Trough area of East Texas where we own a concentrated, relatively high-interest royalty position. This area was under active development by XTO Energy Inc. ("XTO") in San Augustine County, Texas and BPX Energy in Angelina County, Texas through 2019. These farmout agreements were superseded and replaced by the new farmout agreements discussed below.
San Augustine Farmout
In March 2021, we reached an agreement with XTO to partition jointly owned working interests in the San Augustine County development area. Under the partition agreement, we exchanged working interests with XTO in certain existing and proposed drilling units, resulting in each company holding 100% of the working interests in their respective partitioned units.
In May 2021, we entered into an agreement with Aethon Energy ("Aethon") to develop certain of our undeveloped acreage in San Augustine County, including the working interests resulting from the partition agreement discussed above. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, increasing to a minimum of twelve wells per year beginning with the fourth program year. Our development agreement with Aethon and related drilling commitments covering our San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.
In May 2021, we entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, we entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). These agreements each cover part of our share of working interests under active development by Aethon in San Augustine County, Texas. The Canaan and Azul Farmouts continue until May and December 2031, respectively, unless earlier terminated in accordance with the terms of the agreements. Canaan and Azul will each earn a percentage of our working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan will earn 80% of our working interest in the partitioned acreage from XTO (up to a maximum of 40% on an 8/8ths basis) and 50% of our working interest in other areas (up to a maximum of 12.5% on an 8/8ths basis). Azul will earn the remaining 20% of our working interest in the partitioned acreage from XTO (up to a maximum of 10% on an 8/8ths basis) and the remaining 50% of our working interest in other areas (up to a maximum of 12.5% on an 8/8ths basis). Canaan and Azul are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding our working interest for the duration of each farmout agreement. We will receive an ORRI before payout and an increased ORRI after payout on all wells drilled under the Azul and Canaan Farmouts. As of December 31, 2021, three wells have been spud in the contract area subject to the Azul and Canaan Farmouts.

Angelina Farmout
In May 2020, we entered into an agreement with Aethon to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to our mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of fifteen wells per year beginning with the third program year.
In November 2020, we entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers our share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of our working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding our working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, we will obtain a majority of the original working interest in such well group. As of December 31, 2021, a total of eight wells have been spud in the contract area subject to the Pivotal Farmout.

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
The following tables present information about our mineral and royalty interests and working interests by BSM Land Region:

	Acreage as of December 31, 2021[1]
	Mineral and Royalty Interests						Working Interests[2]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Gulf Coast	7,916,706	52.1%	552,748	4.0%	231,304	4.0%	444,393	89,269
Southwestern U.S.	2,768,432	25.4%	1,003,020	3.4%	206,090	1.7%	29,547	12,780
Rocky Mountains	2,122,397	15.4%	242,999	3.1%	910,080	2.5%	93,952	16,174
Eastern U.S.	1,656,961	47.4%	1,727	3.9%	74,912	1.4%	13,487	1,346
Mid-Continent	1,283,898	34.5%	38,931	3.2%	282,507	3.7%	40,502	26,770
Western U.S.	1,025,566	89.2%	331	0.3%	32,965	2.9%	—	—
Total	16,773,960	43.5%	1,839,756	3.5%	1,737,858	2.8%	621,881	146,339

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

3 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the BSM Land Region. Our weighted average royalty interest for all of our mineral interests is approximately 18%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2021[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2021	2020	2019	2021	2020	2019
Gulf Coast	13,487	1,396	19,539	18,878	20,702	3,820	6,491	10,312
Southwestern U.S.	33,586	919	5,442	6,388	7,052	134	143	180
Rocky Mountains	15,079	2,023	5,138	4,983	5,463	585	680	678
Eastern U.S.	2,049	78	754	907	750	16	17	24
Mid-Continent	8,364	628	1,796	1,986	2,223	555	837	897
Western U.S.	851	1	267	273	257	—	—	1
Total	73,416	5,045	32,936	33,415	36,447	5,110	8,168	12,092
1 We own both mineral and royalty interests and working interests in 3,819 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 75% of our aggregate production for the year ended December 31, 2021.
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

•Permian-Delaware. The Delaware Basin, which is a sub-basin within the Permian Basin, is located in West Texas and Southeastern New Mexico in the Southwestern U.S. BSM Land Region. It is separated from the Midland Basin to the east by a carbonate platform called the Central Basin Platform. We refer to the various Permian-aged resource plays within the Delaware Basin as the Permian-Delaware. These plays include the various members of the Bone Springs, Avalon, and Wolfcamp formations. Our interests in the Permian-Delaware resource plays are almost exclusively mineral and royalty interests.
•Eagle Ford. The Eagle Ford shale is located in South Texas within the Gulf Coast BSM Land Region and produces from various depths between 4,000 and 14,000 feet.
The following tables present information about our mineral and royalty interests and non-operated working interests by material resource play.

	Acreage as of December 31, 2021[1]
	Mineral and Royalty Interests						Working Interests[2]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Bakken/ Three Forks	396,564	17.1%	38,384	1.0%	12,817	1.3%	51,900	7,191
Haynesville/Bossier	402,108	61.2%	28,516	2.8%	36,535	6.3%	243,572	56,364
Permian-Midland	222,554	4.9%	128,511	0.8%	109,997	0.4%	160	4
Permian-Delaware	133,827	9.4%	36,355	0.7%	5,243	3.1%	2,482	991
Eagle Ford	67,404	14.4%	106,729	1.1%	48,440	2.2%	1,147	87
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
3 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the resource play. Our weighted average royalty interest for all of our mineral interests is approximately 18%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2021[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2021	2020	2019	2021	2020	2019
Bakken/ Three Forks	4,048	494	3,848	3,694	4,150	408	485	541
Haynesville/Bossier	1,262	103	15,935	14,525	15,091	3,179	5,756	9,364
Permian-Midland	2,620	2	2,457	2,640	2,621	—	—	—
Permian-Delaware	759	5	1,725	2,136	2,932	39	39	52
Eagle Ford	957	25	838	1,137	1,631	15	9	12
1 We own both mineral and royalty interests and working interests in 594 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2021, 2020, and 2019 shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Mr. Richard B. Talley, Jr. Mr. Talley, a Licensed Professional Engineer in the State of Texas (License No. 102425), has been practicing consulting petroleum engineering at NSAI since 2004 and has over five years of prior industry experience. He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. As technical principal, Mr. Talley meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report as of December 31, 2021 is attached as an exhibit to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Garrett Gremillion, our Vice President, Engineering, was primarily responsible for overseeing the preparation of all of our reserve estimates for 2021 and 2020. Mr. Gremillion is a petroleum engineer with approximately 12 years of reservoir-engineering experience. Brock Morris, our former Senior Vice President, Engineering and Geology, was primarily responsible for overseeing the preparation of all of our reserve estimates for 2019. Mr. Morris is a petroleum engineer and had approximately 34 years of reservoir-engineering and operations experience as of December 31, 2019.

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
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of our estimated proved reserves as of December 31, 2021, 2020, and 2019 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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

Summary of Estimated Proved Reserves
Estimates of reserves are prepared using oil and natural gas prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month within the year the estimates are prepared. For estimates of oil reserves, the average WTI spot oil prices used were $66.55, $39.54, and $55.85 per barrel as of December 31, 2021, 2020, and 2019, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $3.60, $1.99, and $2.58 per MMBTU as of December 31, 2021, 2020, and 2019, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $63.17 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2021, $36.43 per barrel for oil and $1.60 per Mcf for natural gas as of December 31, 2020, and $52.15 per barrel for oil and $2.36 per Mcf for natural gas as of December 31, 2019.
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
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2021	2020	2019
	(Unaudited)
Estimated proved developed:
Oil (MBbls)	19,111	15,952	17,050
Natural gas (MMcf)	224,222	230,411	263,371
Total (MBoe)	56,481	54,354	60,945
Estimated proved undeveloped:
Oil (MBbls)	60	—	—
Natural gas (MMcf)	19,695	9,800	45,587
Total (MBoe)	3,343	1,633	7,598
Estimated proved reserves:
Oil (MBbls)	19,171	15,952	17,050
Natural gas (MMcf)	243,917	240,211	308,958
Total (MBoe)	59,824	55,987	68,543
Percent proved developed	94.4%	97.1%	88.9%
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
Additional information regarding our estimated proved reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the estimated proved reserve report as of December 31, 2021, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves
As of December 31, 2021, our PUDs comprised 19,695 MMcf of natural gas and 60 MBbls of oil for a total of 3,343 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2021 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2020	1,633
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	2,818
Revisions of previous estimates	27
Transfers to estimated proved developed	(1,135)
As of December 31, 2021	3,343
New PUD reserves totaling 2,818 MBoe were added during the year ended December 31, 2021, resulting from development activities in the Haynesville/Bossier and Austin Chalk plays. In 2021 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2021, we had 27 MBoe of upward revisions to PUD reserves and converted 1,135 MBoe of PUD reserves to PDP reserves.
During the year ended December 31, 2021, no costs were incurred relating to the development of locations that were classified as PUDs as of December 31, 2020. Additionally, during the year ended December 31, 2021, we incurred $5.0 million drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2020. There are $0.9 million of estimated future development costs projected for the development of PUD reserves associated with our working interests as of December 31, 2021. All our PUD drilling locations as of December 31, 2021 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have received and approved an AFE. As of December 31, 2021, our PUD reserves consists of 10 wells in various stages of drilling or completions. As of December 31, 2021, approximately 6% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2021, 26% of our production and 48% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGL sales were 74% of our production and 52% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Production:
Oil and condensate (MBbls)	3,646	3,895	4,777
Natural gas (MMcf)[1]	61,445	67,945	77,635
Total (MBoe)	13,887	15,219	17,716
Average daily production (MBoe/d)	38.0	41.6	48.5
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$64.67	$38.16	$55.20
Natural gas and natural gas liquids sales (per Mcf)[1]	$4.16	$2.04	$2.57
Unit Cost per Boe:
Production costs and ad valorem taxes	$3.59	$2.86	$3.42
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2021[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	51,079	3,520	58
Natural Gas	22,337	1,525	176
Total	73,416	5,045	234
1 We own both mineral and royalty interests and working interests in 3,819 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2021:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	1,025,005	7,675,753	8,700,758
Southwestern U.S.	1,267,167	2,710,375	3,977,542
Rocky Mountains	965,959	2,309,517	3,275,476
Eastern U.S.	154,663	1,578,937	1,733,600
Mid-Continent	754,790	850,546	1,605,336
Western U.S.	20,266	1,038,596	1,058,862
Total	4,187,850	16,163,724	20,351,574
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
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2021:

	Developed Acreage[1]		Undeveloped Acreage[1]		Total Acreage[1]
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	233,569	37,130	210,824	52,139	444,393	89,269
Southwestern U.S.	15,881	11,750	13,666	1,030	29,547	12,780
Rocky Mountains	81,564	14,892	12,388	1,282	93,952	16,174
Eastern U.S.	13,408	1,346	79	—	13,487	1,346
Mid-Continent	38,996	23,710	1,506	3,060	40,502	26,770
Western U.S.	—	—	—	—	—	—
Total	383,418	88,828	238,463	57,511	621,881	146,339
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

The following table lists the net undeveloped acres, the net acres expiring in the years ending December 31, 2022, 2023, and 2024, and, where applicable, the net acres expiring that are subject to extension options:

	2022 Expirations		2023 Expirations		2024 Expirations
Net Undeveloped Acreage	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
57,511	6,757	3,735	6,728	2,673	1,588	195
Drilling Results for Our Working Interests
The following table sets forth information with respect to the number of wells in which we own a working interest completed on our properties during the periods indicated, excluding wells subject to our farmout agreements. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, the quantities of reserves found, and the economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

	Year Ended December 31,
	2021	2020	2019
Gross development wells:
Productive	2.0	—	—
Dry	—	—	—
Total	2.0	—	—
Net development wells:
Productive	0.2	—	—
Dry	—	—	—
Total	0.2	—	—
Gross exploratory wells:
Productive	—	—	1.0
Dry	1.0	—	—
Total	1.0	—	1.0
Net exploratory wells:
Productive	—	—	0.3
Dry	1.0	—	—
Total	1.0	—	0.3
As of December 31, 2021, we had one well in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

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

Water Discharges
 The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act” (“CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States ("WOTUS"). In January 2020, a new WOTUS rule was finalized to replace the 2015 rule. Both the 2015 and 2020 rulemaking have been subject to legal challenge, and the Biden administration has announced plans to establish its own definition of WOTUS. Most recently, the EPA and the Corps published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden administration has announced is underway, Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the CWA and the definition of WOTUS. Therefore, the scope of jurisdiction under the CWA is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.
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
Air Emissions
The federal Clean Air Act ("CAA") and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8- hour primary and secondary standards, and the agency completed attainment/non-attainment designations in July 2018. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone, however, the Biden administration has announced plans to formally review this decision and consider instituting a more stringent standard. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit the ability of our operators to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Separately, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change, including one that calls for substantial action on climate change, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The current administration has also issued an executive order calling for the suspension, revision, or rescission, of a September 2020 rule rescinding certain methane standards and removing transmission and storage segments from the source category for certain regulations, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. In November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and, OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirements, and reduction of emissions by 95% through capture and control systems. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually determined reduction goals every five years after 2020. Although the United States had withdrawn from the Paris Agreement, the current administration recommitted the United States to the agreement by executive order and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally at the 26th Conference of Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these actions remain unclear at this time.
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

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities.
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
Climate change may also result in various physical risks, such as the increased frequency of intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations, as well as those of our operators. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for heating purposes.
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
In keeping with this legislation, the COGCC in November 2020 adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental matters. These revisions established more stringent setbacks (2,000 feet instead of 500-feet) on new oil and gas development and elimination of routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring greater setbacks. Additionally, on December 17, 2021, the Colorado Air Quality Control Commissions adopted regulations aimed at curbing methane emissions from oil and gas operations to include setting methane emission limits per 1,000 barrels of oil equivalent produced, more frequent inspections, and limits on emissions during maintenance. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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
Endangered Species
The Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Pursuant to a settlement with environmental groups, the U.S. Fish and Wildlife Service (“USFWS”) was required to determine whether over 250 species required listing as threatened or endangered under the ESA. USFWS agreed to complete the review by the end of the agency's 2017 fiscal year. The agency missed the deadline but continues its review, therefore the potential remains for new species to be listed under the ESA. Some of our properties may be located in areas that are or may be designated as habitats for endangered or threatened species, and previously unprotected species may later be designated as threatened or endangered in areas where we hold interests. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. Likewise, there have been calls to review protections in place for the Greater Sage Grouse, which can be found across a large swath of the northwestern United States in oil and gas producing states. The listing of either of these species, or any others, in areas where we hold interests could cause our operators to incur increased costs arising from species protection measures, delay the completion of exploration and production activities, and/or result in limitations on operating activities that could have an adverse impact on our business.
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

	Year Ended December 31,
	2021	2020	2019
XTO Energy Inc.	19%	20%	18%
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
Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2021, Black Stone Management had 93 full-time employees and 15 contractors. Our largest departments are Accounting and Land Administration, which account for 34 and 20 respectively, of our full-time employee base. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
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
Compensation. As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefits programs that, we believe, are extremely competitive and reward outstanding performance. In addition to the incentive programs in place for our named executive officers, which are described in detail in our proxy statement, we have structured a cash-bonus program for non-officer employees that is dependent on an employee’s individual performance and our performance as a company. Our “extended leadership” group, consisting of 19 employees, also receives restricted-unit and performance-unit awards to encourage retention and align compensation with our company performance.
Healthcare and Other Benefits. We provide a robust suite of benefits to our employees covering all aspects of life, including 401(k) matching, medical-insurance options, and programs to encourage and support the whole person, including physical, mental and emotional, financial, social, career, and community service initiatives. Within these listed programs we provide, free to all employees, dental and vision insurance covering an employee’s entire family, caregiver support benefits, a personal financial wellness program, a tuition-reimbursement program, a building-provided fitness center as well as two recently introduced programs: employee health care advocacy services and a wellness program providing employees the ability to earn lifestyle rewards for participating in healthy activities.
COVID and Great Resignation. In March 2020, in response to the COVID pandemic, we implemented remote work arrangements for the majority of our employees. The added flexibility to work remotely, coming to the office when needed or for specific in-person meetings, as well as establishing core business hours for added flexibility, has been positively received by our workforce and provided a greater work-life balance during trying times. We believe these decisions, the above stated information and the stability of our company, has allowed us to retain over 96% of our workforce between March 2020 and December 31, 2021. Our robust compensation and benefits programs have allowed us to continue to recruit top-quality employees during this time.
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
COVID-19
The COVID-19 pandemic and the effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, travel restrictions have started to lift, and businesses have reopened. However, the COVID-19 pandemic continues to evolve and the extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control, such as the duration, severity, and sustained geographic resurgence of the virus; the emergence of new variants; and the success of actions to contain the virus and its variants, or treat its impact.
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and natural gas liquids. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. Commodity prices improved in late 2020 and fully recovered in 2021, causing many of our operators to resume their drilling and completion activity on our acreage. However, the current business environment remains uncertain and a reversal of these improvements may materially and adversely affect our financial condition, results of operations, and cash distributions to unitholders.
The price environment in 2020 resulting from the COVID-19 pandemic, including the sharp decline in oil prices that began in March 2020, caused us to determine that certain depletable units consisting of mature oil producing properties were impaired as of March 31, 2020. Therefore, we recognized impairment of oil and natural gas properties of $51.0 million in the first quarter of 2020. Additionally, the borrowing base under the Credit Facility (as defined below) takes into consideration the estimated loan value of our oil and natural gas properties. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million. The April and October 2021 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next borrowing base redetermination is scheduled for April 2022. In a prolonged period of low commodity prices, we may be required to impair additional properties and the borrowing base under our Credit Facility could be further reduced.
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Any declines in production or production forecasts in light of the COVID-19 pandemic could limit our ability to hedge future volumes.
To protect the health and well-being of our workforce in the wake of COVID-19, we have maintained remote work arrangements for all employees. To the extent circumstances require us to maintain remote work arrangements indefinitely, our operational efficiency could be adversely affected, which could in turn adversely affect our financial condition and results of operations.
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

	Year Ended December 31, 2021		During the Five Years Prior to 2021		As of December 31,
	High[2]	Low	High[3]	Low[4]	2021	2020	2019
WTI spot crude oil ($/Bbl)[1]	$85.64	$47.47	$77.41	$8.91	$75.33	$48.35	$61.14
Henry Hub spot natural gas ($/MMBtu)[1]	23.86	2.43	6.24	1.33	3.82	2.36	2.09
1 Source: EIA
2 High price for Henry Hub was due to temporary supply and demand imbalances caused by the February 2021 winter storm.
3 High prices for WTI and Henry Hub were in 2018.
4 Low prices for WTI and Henry Hub were in 2020. Excludes the period in April 2020 when WTI briefly traded in negative territory.
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
Approximately 48% of our 2021 oil and natural gas revenues were derived from oil and condensate sales. Any future decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2021, WTI market prices at Cushing, Oklahoma have ranged from a high of $110.62 per Bbl in 2013 to a low of $8.91 per Bbl in 2020. On December 31, 2021, the WTI spot market price of oil was $75.33. The changes in the price of oil have been caused by many factors, including periods of increasing U.S. oil production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, actions taken by members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+"), and recent fluctuations in demand as a result of the COVID-19 pandemic. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties in addition to impairments taken during 2015, 2016, and 2020, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness. See "—Covid-19— The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.”
Approximately 52% of our 2021 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2021, natural gas prices at Henry Hub have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. On December 31, 2021, the Henry Hub spot market price of natural gas was $3.82 per MMBtu. The changes in the price of natural gas have been caused by many factors, including periods of increasing U.S. natural gas production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, seasonal changes in demand for heating by residential and commercial customers, rising levels of U.S. natural gas exports, and recent fluctuations in demand as a result of the COVID-19 pandemic. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to further write down the value of our oil and natural gas properties in addition to impairments taken during 2015, 2016, and 2020, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness. See "—Covid-19— The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.”
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
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2021, we had outstanding borrowings of $89.0 million and the aggregate maximum credit amounts of the lenders were $1.0 billion. Our borrowing base determined by the lenders under our Credit Facility in October 2021 is $400.0 million and the next semi-annual redetermination is scheduled for April 2022. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.
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
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2021, 2020, and 2019 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2021, 2020, and 2019 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2021, 2020, and 2019, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2021, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
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
In 2021, we generated 16% of our royalty revenues and 40% of our working interest revenues from three operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. Only one of these operators has an active drilling program on this acreage. Geographic and operator concentration heightens the effect of operational risks, including:
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
Several states where we own interests in oil and natural gas producing properties, including Colorado, North Dakota, Louisiana, Oklahoma, and Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, in Texas, the RRC published a final rule in October 2014 governing permitting or re-permitting of disposal wells that require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections, and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend, or terminate the permit application or existing operating permit for that well. In September 2021, the RRC issued a notice to operators in the Midland area to reduce saltwater disposal well actions and provide certain data to the Commission. Oklahoma, similarly, has imposed strict limits on the operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. For example, in April 2019, Colorado adopted legislation that requires the COGCC to prioritize public health and environmental concerns in its decisions and delegates considerable new authority to local governments to regulate surface impacts. In keeping with this legislation, the COGCC in November 2020 adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental matters. These revisions established more stringent setbacks (2,000 feet instead of 500 feet) on new oil and gas development and elimination of routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions.Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.

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
Increasing attention to environmental, social and governance (ESG) matters may impact our business
Increasing attention to, and social expectations on, companies to address climate change and other environmental and social impacts, investor and societal explanations regarding voluntary ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors.
Additionally, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment or other industries which could have a negative impact on our unit price and/or our access to and costs of capital. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.
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
As of December 31, 2021, we had 208,665,648 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2021 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.

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
Tax-Related Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to entity-level taxation for state tax purposes, then our cash distributions to common unitholders would be substantially reduced.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
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
From time to time, legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could increase costs or eliminate or postpone certain tax deductions that currently are available to us or our services providers with respect to oil and gas development. Any such changes could have an adverse effect on the Company’s financial position, results of operations, and cash flows.
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
Tax gain or loss on the disposition of our common units could be more or less than expected.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount" realized by the transferor unless the transferor certifies that it is not a foreign person.
While the determination of a partner's "amount realized" generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of publicly traded partnership's liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor’s broker. Current and future prospective non-U.S. common unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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

Various security risks, including cyber attacks on businesses, have escalated in recent years. As one of the largest owners and managers of oil and natural gas mineral interests in the United States, we rely on electronic systems and networks to control and manage our business and have multiple layers of security to monitor, mitigate and manage these risks. However, these systems and networks, as well as our operators’ systems and networks and third-party infrastructure and operations, such as pipelines and transportation facilities, may be subject to sophisticated and deliberate security attacks and security breaches, which could lead to the corruption or loss of sensitive and valuable data or other disruptions. If we or our operators were to experience an attack or a breach and security measures failed, the potential consequences to our businesses and the communities in which we operate could be significant, including the corruption or loss of sensitive and valuable data, legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, damage to our reputation, and other disruptions of our operations, any of which could adversely affect our business. In addition, as cyber attacks become increasingly sophisticated, and the regulatory framework for data privacy and security worldwide continues to evolve and develop, we may incur significant costs to modify, upgrade or enhance our security measures and we may face difficulties in fully anticipating or implementing adequate security measures or new or revised mandated processes and in generally mitigating potential harm. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties or other liability.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 18, 2022, there were 209,118,081 common units outstanding held by 429 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 18, 2022, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares the cumulative five-year total return to unitholders on our common units as compared to the cumulative five-year total returns on the S&P 500 index, the S&P Oil & Gas Exploration & Production index, and the Alerian MLP index. The graph assumes that the value of the investment in our common units was $100.00 on December 30, 2016. Cumulative return is computed assuming reinvestment of distributions.
We are changing our industry index from the Alerian MLP index to the S&P Oil & Gas Exploration & Production index for the year ended December 31, 2021. The Alerian MLP index was initially selected because it indexed a representative sample of master limited partnerships, but it has become a midstream-focused index over time and no longer presents a meaningful comparison. This year, we are presenting both indices in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s unit performance must be compared against both the newly selected index and previous index in the year of change.

Cumulative Total Return on Common Units
$250
$200
$150
$100
$50
$0
Investment Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
S&P Oil & Gas E&P Index
Alerian MLP Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of December 31,
	2016	2017	2018	2019	2020	2021
Black Stone Minerals, L.P.	$100.00	$102.30	$94.46	$84.24	$47.31	$77.60
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P Oil & Gas E&P Index	100.00	90.53	65.09	58.93	37.76	62.89
Alerian MLP Index	100.00	93.48	81.87	87.24	62.21	87.20
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
•Among other covenants, our Credit Facility requires we maintain a ratio of total debt to EBITDAX of 3.50:1.00 or less and a current ratio of 1.00:1.00 or greater. Our Credit Facility restricts our distributions if there is a default under our Credit Facility, if the availability under our Credit Facility is less than 10% of the lender's commitments, or if total debt to EBITDAX is greater than 3.0. If we are unable to comply with these financial covenants or if we breach any other covenant under our Credit Facility or any future debt agreements, we could be prohibited from making distributions notwithstanding our stated distribution policy.
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
Series B Cumulative Convertible Preferred Units
The holders of our Series B cumulative convertible preferred units receive cumulative quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”), provided that the Distribution Rate will be adjusted as follows: commencing on November 28, 2023 and readjusting every two years thereafter (each, a “Readjustment Date”), the rate will equal the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. We cannot pay any distributions on any junior securities, including any of our common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2021 and 2020. For the discussion of changes from 2019 to 2020 and other financial information related to 2019, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2021.
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
As of December 31, 2021, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
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

Shelby Trough Update

In Angelina County, Texas, two wells are currently producing under our development agreement with Aethon, and another eight wells are being drilled or completed. Aethon is currently drilling three wells under the separate development agreement covering San Augustine County, Texas.

Austin Chalk Update

We entered into agreements with multiple operators to drill wells using advanced fracturing and completion techniques in the areas of the Austin Chalk in East Texas where we have significant acreage positions. Five wells have been drilled and turned to sales, and another two wells are in various stages of drilling or completion under these agreements. Early results from these wells, while showing some variability, demonstrate that higher-intensity completions can significantly improve well performance relative to prior generation completion technology and the performance of unstimulated wells.

Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, travel restrictions have started to lift, and businesses have reopened. In the wake of a rise in COVID-19 cases resulting from new variants, we have maintained remote work arrangements for all employees. Employees are allowed the flexibility of going to the office when following health and safety guidelines established by the company. We do not expect these arrangements to negatively impact our ability to maintain operations. We continue to prioritize the health and safety of our workforce through frequent cleaning of common spaces, appropriate physical distancing measures, and other best practices as recommended by federal, state, and local officials.
Commodity Prices and Demand
Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts. During the year ended December 31, 2021, the WTI oil spot prices ranged from a high of $85.64 per Bbl on October 26, 2021 to a low of $47.47 per Bbl on January 4, 2021. During the year ended December 31, 2021, Henry Hub spot natural gas prices ranged from a high of $23.86 per MMBtu on February 17, 2021 to a low of $2.43 per MMBtu on April 5, 2021.
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and natural gas liquids. Commodity prices improved in late 2020 and fully recovered in 2021, reflecting expectations of rising demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners. The improvement in commodity prices caused many of our operators to resume their drilling and completion activity on our acreage. However, the current price environment remains uncertain as responses to the COVID-19 pandemic continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
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
The following table reflects commodity prices at the end of each quarter presented:

	2021
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$75.33	$75.22	$73.52	$59.19
Henry Hub spot natural gas ($/MMBtu)[1]	$3.82	$5.58	$3.79	$2.52
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2021
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	480	421	372	324
Natural gas	106	99	98	92
Other	—	1	—	1
Total	586	521	470	417
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2022, at 1.8 Tcf, or 8% higher than the five-year average. The EIA expects inventories will rise to 3.7 Tcf at the end of October 2022, which would be within 1% of the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2021
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	767	779	513	307
Midwest	893	934	623	401
Mountain	172	201	173	112
Pacific	219	243	244	194
South Central	1,143	1,013	1,005	749
Total	3,194	3,170	2,558	1,763
1     Source: EIA
Natural Gas Exports
Rising levels of U.S. natural gas exports have been a growing source of demand, particularly in the Gulf Coast region where the majority of our natural gas is produced. The EIA expects natural gas exports will reach record highs in 2022 and continue to grow in 2023 due to a combination of both rising LNG exports and increases in pipeline exports to Mexico. Net natural gas exports averaged 10.7 Bcf per day in 2021 and the EIA forecasts that they will increase to 13.4 Bcf per day in 2022 and 14.3 Bcf per day in 2023.

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
Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end user markets. The rise in LNG exports from the United States has increased demand for domestic natural gas production and had a positive impact on natural gas prices. The EIA expects high levels of U.S. LNG exports to continue into 2022, averaging 16% above 2021 levels. The EIA forecast reflects the assumption that global natural gas demand remains strong and that expected additional U.S. LNG export capacity comes online.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2021 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2021, we had hedged 63% of our available oil and condensate hedge volumes for 2022 and 65% and 14% of our available natural gas hedge volumes for 2022 and 2023, respectively.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, non-cash equity-based compensation, and gains and losses on sales of assets. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, cash interest expense, distributions to noncontrolling interests and preferred unitholders, and restructuring charges.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$181,987	$121,819
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	61,019	82,018
Impairment of oil and natural gas properties	—	51,031
Interest expense	5,638	10,408
Income tax expense (benefit)	(135)	8
Accretion of asset retirement obligations	1,073	1,131
Equity-based compensation	12,218	3,727
Unrealized (gain) loss on commodity derivative instruments	33,528	35,238
(Gain) loss on sale of assets, net	(2,850)	(24,045)
Adjusted EBITDA	292,478	281,335
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(18)	(391)
Cash interest expense	(4,059)	(9,364)
Preferred unit distributions	(21,000)	(21,000)
Restructuring charges	—	4,815
Distributable cash flow	$267,401	$255,395

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2021	2020	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,646	3,895	(249)	(6.4)%
Natural gas (MMcf)[1]	61,445	67,945	(6,500)	(9.6)%
Equivalents (MBoe)	13,887	15,219	(1,332)	(8.8)%
Equivalents/day (MBoe)	38.0	41.6	(3.6)	(8.7)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$64.67	$38.16	$26.51	69.5%
Natural gas ($/Mcf)[1]	4.16	2.04	2.12	103.9%
Equivalents ($/Boe)	$35.39	$18.89	$16.50	87.3%
Revenue:
Oil and condensate sales	$235,771	$148,631	$87,140	58.6%
Natural gas and natural gas liquids sales[1]	255,671	138,926	116,745	84.0%
Lease bonus and other income	14,292	9,083	5,209	57.3%
Revenue from contracts with customers	505,734	296,640	209,094	70.5%
Gain (loss) on commodity derivative instruments	(146,474)	46,111	(192,585)	NM2
Total revenue	$359,260	$342,751	$16,509	4.8%
Operating expenses:
Lease operating expense	$13,056	$14,022	$(966)	(6.9)%
Production costs and ad valorem taxes	49,809	43,473	6,336	14.6%
Exploration expense	1,082	29	1,053	3631.0%
Depreciation, depletion, and amortization	61,019	82,018	(20,999)	(25.6)%
Impairment of oil and natural gas properties	—	51,031	(51,031)	(100.0)%
General and administrative	48,746	42,983	5,763	13.4%
Other expense:
Interest expense	5,638	10,408	(4,770)	(45.8)%
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
2 Not meaningful.
Revenue
Total revenue for the year ended December 31, 2021 increased compared to the year ended December 31, 2020. The increase in total revenue from the corresponding period is primarily due to an increase in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income. The overall increase was partially offset by a loss on commodity derivative instruments in 2021 compared to a gain in 2020.

Oil and condensate sales. Oil and condensate sales for the year ended December 31, 2021 were higher than the corresponding period in 2020 due to higher realized commodity prices partially offset by lower production volumes. The decrease in oil and condensate production was primarily due to reduced production volumes from the Permian Basin and Eagle Ford. The decrease in Permian Basin production was driven by divestitures of certain Permian Basin mineral and royalty properties in the third quarter of 2020 and the decrease in Eagle Ford production was driven by normal production declines with less new development activity. Our mineral and royalty interest oil and condensate volumes accounted for 93% and 92% of total oil and condensate volumes for the years ended December 31, 2021 and 2020, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to higher realized commodity prices offset by lower production volumes. The decrease in natural gas and NGL production was driven by decreases in working interest production volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 84% and 76% of our natural gas volumes for the years ended December 31, 2021 and 2020, respectively.
Gain (loss) on commodity derivative instruments.  During 2021, we recognized a loss from our commodity derivative instruments compared to a gain in 2020. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2021, we recognized $112.9 million of realized losses and $33.5 million of unrealized losses from our commodity derivatives, compared to $81.3 million of realized gains and $35.2 million of unrealized losses in 2020. The unrealized losses on our commodity contracts in 2021 and 2020 were both primarily driven by changes in the forward commodity price curves for oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was higher for the year ended December 31, 2021, as compared to the same period in 2020. Leasing activity in the Austin Chalk and Wolfcamp plays and proceeds from surface use waiver on our mineral acreage supporting solar development in Mississippi, Texas, and California made up the majority of lease bonus and other income in 2021. Leasing activity in the Permian Basin, Haynesville/Bossier, Green River Basin, and Bakken/Three Forks plays, as well as certain surface leases in Polk County, Texas made up the majority of lease bonus and other income in 2020.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased in 2021 as compared to 2020, primarily due to a decrease in variable costs as a result of lower production from our non-operated working interest properties.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2021, production and ad valorem taxes increased as compared to the year ended December 31, 2020, as a result of higher commodity prices partially offset by lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for 2021 primarily related to a dry hole drilled in the first quarter of 2021. Exploration expense for 2020 was minimal.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2021 as compared to 2020, primarily due to lower production volumes and a reduction in cost basis with lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to oil and natural gas property divestitures in the third quarter of 2020, and continued depreciation, depletion, and amortization.
Impairment of oil and natural gas properties. Individual categories of oil and natural gas properties are assessed periodically to determine if the net book value for these properties has been impaired. Management periodically conducts an in-depth evaluation of the cost of property acquisitions, successful exploratory wells, development activities, unproved leasehold, and mineral interests to identify impairments. There was no impairment for December 31, 2021. There was $51.0 million in impairment for 2020 primarily due to declines in future expected realizable net cash flows as a result of lower commodity prices as of the measurement date of March 31, 2020.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2021, general and administrative expenses increased compared to 2020, primarily due to a $3.5 million increase in cash compensation and a $8.2 million increase in equity-based compensation. The increase in cash compensation was driven by projected outperformance relative to performance targets under our short-term cash incentive plan. The increase in equity-based compensation was due to higher costs recognized for performance-based incentive awards resulting from upward movements in our common unit price during 2021 compared to downward movements in our common unit price in 2020. The overall increase was partially offset by charges recognized in 2020 that did not recur. This included $4.8 million of restructuring costs associated with workforce reductions in the first quarter of 2020 and a $1.1 million increase in allowance against an outstanding long-term receivable.
Other Expense
Interest expense. For the year ended December 31, 2021, interest expense decreased compared to 2020, primarily due to lower average outstanding borrowings partially offset by higher interest rates under our Credit Facility.

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
Cash Flows
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Cash flows provided by operating activities	$256,880	$281,809	$(24,929)
Cash flows provided by (used in) investing activities	(14,317)	151,246	(165,563)
Cash flows provided by (used in) financing activities	(235,483)	(439,378)	203,895
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash provided by operating activities for 2021 decreased as compared to 2020. The decrease was primarily due to net cash paid on settlements of commodity derivative instruments in 2021 compared to net cash received in the same period of 2020. The overall decrease was partially offset by increases in oil and condensate sales and natural gas and NGL sales due to higher realized commodity prices.
Investing Activities. Net cash was used in investing activities for 2021 as compared to net cash being provided by investing activities for 2020. The change was primarily due to cash paid for acquisitions of oil and natural gas properties in 2021 compared to proceeds from the sale of oil and natural gas properties in 2020.
Financing Activities. Cash flows used in financing activities for 2021 decreased as compared to 2020. The decrease was primarily due to lower net repayments under our Credit Facility in 2021 compared with 2020. The overall decrease was partially offset by higher distributions paid to common unitholders.

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
Our 2022 capital expenditure budget associated with our non-operated working interests is expected to be approximately $4.5 million, net of farmout reimbursements. The majority of this capital is anticipated to be spent for workovers and recompletions on existing wells in which we own a working interest.
We spent approximately $4.2 million and $0.6 million associated with our non-operated working interests, net of farmout reimbursements during 2021 and 2020, respectively.
Acquisitions
During 2021 we closed an acquisition of mineral and royalty acreage in the northern Midland Basin for total consideration of $20.8 million. The purchase price consisted of $10.0 million in cash and $10.8 million in common units. The assets acquired consisted of $4.9 million of proved oil and natural gas properties, $15.6 million of unproved oil and natural gas properties, and $0.3 million of net working capital.
We had no acquisition activity during 2020.
During 2019 we spent approximately $43.1 million and issued common units valued at $0.9 million related to acquisitions of mineral and royalty interests, which also included proved oil and natural gas properties.
See Note 4 – Oil and Natural Gas Properties to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the "Credit Facility"), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2024. As of December 31, 2021, we had outstanding borrowings of $89.0 million at a weighted-average interest rate of 2.61%.

The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the election of two-thirds of the lenders) each have discretion to have the borrowing base redetermined once between scheduled redeterminations. We also have the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base to $400.0 million. The April and October 2021 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next semi-annual redetermination is scheduled for April 2022.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2020 the applicable margin for the alternative base rate ranged from 1.00% and 2.00% and the applicable margin for LIBOR ranged from 2.00% and 3.00% depending on the borrowings outstanding in relation to the borrowing base. As of December 31, 2021, the alternative base rate margin ranged from 1.50% to 2.50% and the LIBOR margin ranged from 2.50% to 3.50%.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of December 31, 2021, we were in compliance with all debt covenants.
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
Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2021 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit facility	$89,000	$—	$89,000	$—	$—
Operating lease obligations	2,887	1,428	1,459	—	—
Purchase commitments	577	505	72	—	—
Total	$92,464	$1,933	$90,531	$—	$—

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
Our consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities that are the basis for the calculations of depreciation, depletion, and amortization (“DD&A”) and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. Our reserve estimates are determined by an independent petroleum engineering firm. Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, valuation of commodity derivative financial instruments, determination of revenue accruals, and the determination of the fair value of equity-based awards.
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
Oil and natural gas properties are grouped in accordance with the Extractive Industries – Oil and Gas Topic of the Financial Accounting Standards Board Accounting Standards Codification.  The basis for grouping is a reasonable aggregation of properties with a common geographic location, which we also refer to as a depletable unit.
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $60.4 million, $81.3 million, and $109.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2021 and 2019. We recognized $51.0 million of impairment of proved oil and natural gas properties for the year ended December 31, 2020.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2021, 2020, and 2019.
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
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2021 reserve report. Applying this discount results in an approximate 2% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2021 reserve report prepared by NSAI.
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
Prior-period performance obligations
We record oil and natural gas revenue in the month production is delivered to the purchaser. As a non-operator, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between our estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2021 and 2020, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
Commodity Derivative Financial Instruments
Our ongoing operations expose us to changes in the market price for oil and natural gas. To mitigate the given price risk associated with our operations, we use commodity derivative financial instruments. From time to time, such instruments may include variable-to-fixed price swaps, costless collars, fixed-price contracts, and other contractual arrangements. We do not enter into derivative instruments for speculative purposes. The impact of these derivative instruments could affect the amount of revenue we ultimately record.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been volatile for several years, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative financial instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on the difference between the fixed contract price and the market settlement price. The market settlement price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See Note 5 – Commodity Derivative Financial Instruments and Note 6 – Fair Value Measurements to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Commodity prices have declined in recent years. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2021. Applying this discount results in an approximate 2% reduction of proved reserve volumes as compared to the undiscounted December 31, 2021 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2021, we had six counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of December 31, 2021, we had $89.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 2.61%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.9 million for the year ended December 31, 2021, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide such reasonable assurance.
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
Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2021, which is included in the Annual Report on page F-4.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2022 Annual Meeting of Limited Partners (“2022 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2021.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021.

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
(a)(3) Exhibits
The following documents are filed as a part of this Annual Report or incorporated by reference:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.1 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.2 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.3	First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

3.4	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

3.5	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of November 28, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

3.6	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of December 11, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

3.7	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of the Black Stone Minerals, L.P., dated as of April 22, 2020 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on April 24, 2020 (SEC File No. 001-37362)).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 25, 2020 (SEC File No. 001-37362)).

4.2	Registration Rights Agreement, dated as of November 28, 2017, by and between Black Stone Minerals, L.P. and Minerals Royalties One, L.L.C. (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

10.1^	Black Stone Minerals, L.P. Long-Term Incentive Plan, dated May 6, 2015, by Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

10.2	Fourth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Compass Bank, as Co-Syndication Agents, ZB Bank, N.A. DBA and Amegy Bank National Association, as Documentation Agent, and the lenders signatory thereto, dated as of November 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 7, 2017 (SEC File No. 001-37362)).

10.3	First Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and Compass Bank, as Co-Syndication Agents, ZB Bank, N.A., DBA Amegy Bank, National Association, as Documentation Agent, and a syndicate of lenders dated as of February 7, 2018.

10.4	Second Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of October 31, 2018 (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 5, 2018 (SEC File No. 001-37362)).

10.5	Third Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of May 1, 2020.

10.6	Fourth Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of November 3, 2020.

10.7
Fifth Amendment to Fourth Amended and Restated Credit Agreement among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P. as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders dated as of April 30, 2021.

10.8^	Form of IPO Award Grant Notice and Award Agreement for Senior Management (Restricted Units) (incorporated herein by reference to Exhibit 10.9 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.9^	Form of IPO Award Grant Notice and Award Agreement for Senior Management (Performance Units) (incorporated herein by reference to Exhibit 10.10 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.10^	Form of Non-Employee Director Unit Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.11^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.12^	Form of Severance Agreement for Senior Vice Presidents (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.13^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on February 19, 2016 (SEC File No. 001-37362).

10.14^	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 of Black Stone Minerals, L.P.'s Annual Report on Form 10-K filed on February 28, 2018 (SEC File No. 001-37362)).

10.15	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals, L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 22, 2022	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	Chief Executive Officer and Chairman	February 22, 2022
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ Jeffrey P. Wood	President and Chief Financial Officer	February 22, 2022
Jeffrey P. Wood	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Vice President and Chief Accounting Officer	February 22, 2022
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ Carin M. Barth	Director	February 22, 2022
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 22, 2022
D. Mark DeWalch

/s/ Jerry V. Kyle, Jr.	Director	February 22, 2022
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 22, 2022
Michael C. Linn

/s/ John H. Longmaid	Director	February 22, 2022
John H. Longmaid

/s/ William N. Mathis	Director	February 22, 2022
William N. Mathis

/s/ William E. Randall	Director	February 22, 2022
William E. Randall

/s/ Alexander D. Stuart	Director	February 22, 2022
Alexander D. Stuart

/s/ Allison K. Thacker	Director	February 22, 2022
Allison K. Thacker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Stone Minerals, L.P. and subsidiaries ("the Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022, expressed an unqualified opinion thereon.
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
At December 31, 2021, the net book value of the Partnership’s oil and natural gas properties was $1,132 million, and depreciation, depletion and amortization (“DD&A”) expense was $61 million for the year then ended. As discussed in Note 2, the Partnership follows the successful efforts method of accounting for its oil and natural gas properties. DD&A is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves, as estimated by independent petroleum engineers. Leasehold acquisition costs and costs to acquire proved properties are amortized on the basis of total proved reserves, also estimated by independent petroleum engineers. Proved oil and natural gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Significant judgment is required by the independent petroleum engineers in evaluating geological and engineering data used to estimate oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including oil and natural gas price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to prepare the oil and natural gas reserve estimates as of December 31, 2021.

Auditing the Partnership’s DD&A is especially complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved oil and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to prepare the oil and natural gas reserve estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculation, including comparing the proved oil and natural gas reserve amounts used in the calculation to the Partnership’s reserve report.

Revenues from Contracts with Customers Accrual

Description of the Matter
At December 31, 2021, the Partnership had $93 million in accrued revenues from contracts with customers. As discussed in Note 2, the Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the consolidated balance sheets.

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), ("the COSO criteria”). In our opinion, Black Stone Minerals, L.P. and subsidiaries ("the Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022, expressed an unqualified opinion thereon.
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
February 22, 2022

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,876	$1,796
Accounts receivable	97,142	61,908
Commodity derivative assets	—	1,149
Prepaid expenses and other current assets	1,956	1,668
TOTAL CURRENT ASSETS	107,974	66,521
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $937,395 and $937,464 at December 31, 2021 and 2020, respectively	3,001,627	3,157,818
Accumulated depreciation, depletion, amortization, and impairment	(1,869,731)	(1,987,332)
Oil and natural gas properties, net	1,131,896	1,170,486
Other property and equipment, net of accumulated depreciation of $12,931 and $12,292 at December 31, 2021 and 2020, respectively	1,440	1,650
NET PROPERTY AND EQUIPMENT	1,133,336	1,172,136
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	6,611	5,321
TOTAL ASSETS	$1,247,921	$1,243,978
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,944	$3,407
Accrued liabilities	17,589	15,568
Commodity derivative liabilities	51,544	19,318
Other current liabilities	2,063	1,654
TOTAL CURRENT LIABILITIES	77,140	39,947
LONG-TERM LIABILITIES
Credit facility	89,000	121,000
Accrued incentive compensation	838	766
Commodity derivative liabilities	2,001	1,848
Asset retirement obligations	12,561	17,377
Other long-term liabilities	2,752	4,073
TOTAL LIABILITIES	184,292	185,011
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2021 and 2020, respectively	298,361	298,361
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 208,666 and 206,749 units outstanding at December 31, 2021 and 2020, respectively	765,268	760,606
TOTAL EQUITY	765,268	760,606
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,247,921	$1,243,978
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Oil and condensate sales	$235,771	$148,631	$263,678
Natural gas and natural gas liquids sales	255,671	138,926	199,265
Lease bonus and other income	14,292	9,083	29,833
Revenue from contracts with customers	505,734	296,640	492,776
Gain (loss) on commodity derivative instruments	(146,474)	46,111	(4,955)
TOTAL REVENUE	359,260	342,751	487,821
OPERATING (INCOME) EXPENSE
Lease operating expense	13,056	14,022	17,665
Production costs and ad valorem taxes	49,809	43,473	60,533
Exploration expense	1,082	29	397
Depreciation, depletion, and amortization	61,019	82,018	109,584
Impairment of oil and natural gas properties	—	51,031	—
General and administrative	48,746	42,983	63,353
Accretion of asset retirement obligations	1,073	1,131	1,117
(Gain) loss on sale of assets, net	(2,850)	(24,045)	—
TOTAL OPERATING EXPENSE	171,935	210,642	252,649
INCOME (LOSS) FROM OPERATIONS	187,325	132,109	235,172
OTHER INCOME (EXPENSE)
Interest and investment income	1	35	159
Interest expense	(5,638)	(10,408)	(21,435)
Other income (expense)	299	83	472
TOTAL OTHER EXPENSE	(5,338)	(10,290)	(20,804)
NET INCOME (LOSS)	181,987	121,819	214,368
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$160,987	$100,819	$193,368
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	160,987	100,819	169,375
Subordinated units	—	—	23,993
	$160,987	$100,819	$193,368
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.77	$0.49	$1.01
Weighted average common units outstanding (basic)	208,181	206,705	168,230
Per subordinated unit (basic)	$—	$—	$0.64
Weighted average subordinated units outstanding (basic)	—	—	37,740
Per common unit (diluted)	$0.77	$0.49	$1.01
Weighted average common units outstanding (diluted)	208,290	206,819	168,376
Per subordinated unit (diluted)	$—	$—	$0.64
Weighted average subordinated units outstanding (diluted)	—	—	37,740
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common units	Subordinated units	Partners' equity— common units	Partners' equity— subordinated units	Total equity
BALANCE AT DECEMBER 31, 2018	108,363	96,329	$714,823	$189,440	$904,263
Conversion of subordinated units	96,329	(96,329)	142,149	(142,149)	—
Repurchases of common and subordinated units	(966)	—	(16,287)	—	(16,287)
Issuance of common units, net of offering costs	—	—	(43)	—	(43)
Issuance of common units for property acquisitions	57	—	943	—	943
Restricted units granted, net of forfeitures	2,177	—	—	—	—
Equity-based compensation	—	—	23,490	—	23,490
Distributions	—	—	(233,155)	(71,284)	(304,439)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(2,852)	—	(2,852)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	(21,000)
Net income (loss)	—	—	190,375	23,993	214,368
BALANCE AT DECEMBER 31, 2019	205,960	—	$798,443	$—	$798,443
Repurchases of common units	(503)	—	(5,035)	—	(5,035)
Restricted units granted, net of forfeitures	1,292	—	—	—	—
Equity-based compensation	—	—	7,118	—	7,118
Distributions	—	—	(140,343)	—	(140,343)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(396)	—	(396)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	(21,000)
Net income (loss)	—	—	121,819	—	121,819
BALANCE AT DECEMBER 31, 2020	206,749	—	$760,606	$—	$760,606
Repurchases of common units	(223)	—	(1,957)	—	(1,957)
Issuance of common units for property acquisitions	1,087	—	10,766	—	10,766
Restricted units granted, net of forfeitures	1,053	—	—	—	—
Equity-based compensation	—	—	12,932	—	12,932
Distributions	—	—	(176,924)	—	(176,924)
Charges to partners' equity for accrued distribution equivalent rights	—	—	(1,142)	—	(1,142)
Distributions on Series B cumulative convertible preferred units	—	—	(21,000)	—	(21,000)
Net income (loss)	—	—	181,987	—	181,987
BALANCE AT DECEMBER 31, 2021	208,666	—	765,268	—	765,268
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$181,987	$121,819	$214,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	61,019	82,018	109,584
Impairment of oil and natural gas properties	—	51,031	—
Accretion of asset retirement obligations	1,073	1,131	1,117
Amortization of deferred charges	1,579	1,044	1,041
(Gain) loss on commodity derivative instruments	146,474	(46,111)	4,955
Net cash (paid) received on settlement of commodity derivative instruments	(112,946)	81,349	27,862
Equity-based compensation	12,218	3,727	20,484
Exploratory dry hole expense	1,048	—	3
(Gain) loss on sale of assets, net	(2,850)	(24,045)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,856)	16,494	35,044
Prepaid expenses and other current assets	(289)	(500)	(167)
Accounts payable, accrued liabilities, and other	2,652	(5,929)	(1,191)
Settlement of asset retirement obligations	(229)	(219)	(380)
NET CASH PROVIDED BY OPERATING ACTIVITIES	256,880	281,809	412,720
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(10,043)	(28)	(43,051)
Additions to oil and natural gas properties	(4,066)	(3,969)	(64,782)
Additions to oil and natural gas properties leasehold costs	(98)	(798)	(980)
Purchases of other property and equipment	(428)	(21)	(2,488)
Proceeds from the sale of oil and natural gas properties	318	151,864	1,174
Proceeds from farmouts of oil and natural gas properties	—	4,198	61,504
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,317)	151,246	(48,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units, net of offering costs	—	—	(43)
Distributions to common and subordinated unitholders	(176,924)	(140,343)	(304,439)
Distributions to Series B cumulative convertible preferred unitholders	(21,000)	(21,000)	(21,000)
Distributions equivalents paid	—	—	(2,981)
Repurchases of common and subordinated units	(1,957)	(5,035)	(16,929)
Borrowings under credit facility	212,000	160,000	334,500
Repayments under credit facility	(244,000)	(433,000)	(350,500)
Debt issuance costs and other	(3,602)	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(235,483)	(439,378)	(361,392)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,080	(6,323)	2,705
Cash and cash equivalents — beginning of the year	1,796	8,119	5,414
Cash and cash equivalents — end of the year	$8,876	$1,796	$8,119
SUPPLEMENTAL DISCLOSURE
Interest paid	$4,035	$9,449	$20,470
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, valuation of commodity derivative financial instruments, determination of revenue accruals, and the determination of the fair value of equity-based awards.
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
The following table presents information about the Partnership's accounts receivable:

	December 31,
	2021	2020
	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$93,005	$58,181
Other	4,137	3,727
Total accounts receivable	$97,142	$61,908
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Oil and natural gas properties are grouped in accordance with the Extractive Industries – Oil and Gas Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").  The basis for grouping is a reasonable aggregation of properties with a common geographic location, which the Partnership also refers to as a depletable unit.
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $60.4 million, $81.3 million, and $109.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Partnership evaluates impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. The Partnership compares the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2021 and 2019. The Partnership recognized $51.0 million of impairment of proved oil and natural gas properties for the year ended December 31, 2020. See Note 6 - Fair Value Measurements for further discussion.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2021, 2020, and 2019.
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
Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $0.6 million, $0.7 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued liabilities:
Accrued capital expenditures	$849	$—
Accrued incentive compensation	8,978	5,058
Accrued property taxes	5,704	8,432
Accrued other	2,058	2,078
Total accrued liabilities	$17,589	$15,568

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $1.6 million, $1.0 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in interest expense in the consolidated statements of operations.
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

Leases
The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liabilities in the consolidated balance sheets. As of December 31, 2021, none of the Partnership’s leases were classified as financing leases.

Right-of-use ("ROU") assets represent the Partnership’s right to use an underlying asset for the lease term and operating lease liabilities represent the Partnership’s obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The Partnership uses the implicit rate, when readily determinable, or its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease bonus and other income
Given that the Partnership does not recognize lease bonus or other income until a lease agreement has been executed, at which point its performance obligation has been satisfied, and payment is received, the Partnership does not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period.

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2021 and 2020, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, commodity derivative financial instruments, and accounts payable, approximate their fair value at December 31, 2021 and 2020 due to the short-term maturity of these instruments. See Note 6 – Fair Value Measurements for further discussion.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The asset retirement obligation ("ARO") liability reflects the present value of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with the Partnership’s working interest oil and natural gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Partnership estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.
The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2021	2020
	(in thousands)
Beginning asset retirement obligations	$17,717	$16,084
Liabilities incurred	463	1,030
Liabilities settled	(351)	(324)
Accretion expense	1,073	1,131
Revisions in estimated costs	45	(151)
Dispositions	(5,663)	(53)
Ending asset retirement obligations	$13,284	$17,717
Current asset retirement obligations	$723	$340
Non-current asset retirement obligations	$12,561	$17,377

NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Divestitures
In the third quarter of 2021, the Partnership closed on the divestiture of its wholly owned subsidiary, TLW Investments, L.L.C. ("TLW"), effective September 1, 2021 for total proceeds of $0.2 million. TLW holds non-operating working interests and overriding royalty interests primarily located in Oklahoma and Texas. TLW's assets and liabilities consisted of oil and natural gas properties with a net book value of $3.0 million and asset retirement obligations with a book value of $5.7 million at the time of sale. The Partnership recognized a $2.9 million gain associated with the divestiture included in the (Gain) loss on sale of assets, net line item of the consolidated statement of operations for the year ended December 31, 2021.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
2021 Acquisitions
In May 2021, the Partnership closed an acquisition of mineral and royalty acreage in the northern Midland Basin for total consideration of $20.8 million. The purchase price consisted of $10.0 million in cash and $10.8 million in common units of the Partnership. The cash consideration was funded with borrowings under the Credit Facility (as defined in Note 8 - Credit Facility) and funds from operating activities. The transaction was accounted for as a business combination with the assets acquired recorded at their estimated fair values as of the acquisition date. The assets acquired consisted of $4.9 million of proved oil and natural gas properties, $15.6 million of unproved oil and natural gas properties, and $0.3 million of net working capital. Acquisition related costs of $0.3 million were expensed and included in the General and administrative line of the consolidated statement of operations for the year ended December 31, 2021.
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
Farmout Agreements
The Partnership has entered into farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lower its capital spending other than for mineral and royalty interest acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.
In 2017, the Partnership entered into farmout arrangements with Canaan Resource Partners ("Canaan") and Pivotal Petroleum Partners ("Pivotal") in the Shelby Trough area of East Texas where the Partnership owns a concentrated, relatively high-interest royalty position. This area was under active development by XTO Energy Inc. ("XTO") in San Augustine County, Texas and BPX Energy in Angelina County, Texas through 2019. These farmout agreements were superseded and replaced by the new farmout agreements discussed below.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
San Augustine Farmout
In March 2021, BSM and XTO reached an agreement to partition jointly owned working interests in the San Augustine County development area. Under the partition agreement, BSM and XTO exchanged working interests in certain existing and proposed drilling units, resulting in each company holding 100% of the working interests in their respective partitioned units.

In May 2021, BSM and Aethon Energy ("Aethon") entered into an agreement to develop certain of the Partnership's undeveloped acreage in San Augustine County, including the working interests resulting from the partition agreement discussed above. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, increasing to a minimum of twelve wells per year beginning with the fourth program year. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.

In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). These agreements each cover part of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas. The Canaan and Azul Farmouts continue until May and December 2031, respectively, unless earlier terminated in accordance with the terms of the agreements. Canaan and Azul will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan will earn 80% of the Partnership's working interest in the partitioned acreage from XTO (up to a maximum of 40% on an 8/8ths basis) and 50% of the Partnership's working interest in other areas (up to a maximum of 12.5% on an 8/8ths basis). Azul will earn the remaining 20% of the Partnership's working interest in the partitioned acreage from XTO (up to a maximum of 10% on an 8/8ths basis) and the remaining 50% of the Partnership's working interest in other areas (up to a maximum of 12.5% on an 8/8ths basis). Canaan and Azul are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an ORRI before payout and an increased ORRI after payout on all wells drilled under the Azul and Canaan Farmouts. As of December 31, 2021, three wells have been spud in the contract area subject to the Azul and Canaan Farmouts.

Angelina Farmout
In May 2020, the Partnership entered into a development agreement with Aethon to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to the Partnership's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, increasing to a minimum of fifteen wells per year beginning with the third program year.

In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of December 31, 2021, a total of eight wells have been spud in the contract area subject to the Pivotal Farmout.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. No impairment of oil and natural gas properties was recognized for the years ended December 31, 2021 and 2019. The Partnership recognized impairment of oil and natural gas properties of $51.0 million for the year ended December 31, 2020. See Note 6 - Fair Value Measurements for further discussion.
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
As of December 31, 2021, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2021 and 2020. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2021, the Partnership had six counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Partnership's Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$51,544	$—	$51,544
Long-term liability	Commodity derivative liabilities	2,001	—	2,001
Total liabilities		$53,545	$—	$53,545

		As of December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$6,362	$(5,213)	$1,149
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$6,362	$(5,213)	$1,149
Liabilities:
Current liability	Commodity derivative liabilities	$24,531	$(5,213)	$19,318
Long-term liability	Commodity derivative liabilities	1,848	—	1,848
Total liabilities		$26,379	$(5,213)	$21,166
 Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2021	2020	2019
	(in thousands)
Beginning fair value of commodity derivative instruments	$(20,017)	$15,221	$48,038
Gain (loss) on oil derivative instruments	(75,180)	36,091	(34,728)
Gain (loss) on natural gas derivative instruments	(71,294)	10,020	29,773
Net cash paid (received) on settlements of oil derivative instruments	66,418	(56,487)	(8,536)
Net cash paid (received) on settlements of natural gas derivative instruments	46,528	(24,862)	(19,326)
Net change in fair value of commodity derivative instruments	(33,528)	(35,238)	(32,817)
Ending fair value of commodity derivative instruments	$(53,545)	$(20,017)	$15,221

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Partnership had the following open derivative contracts for oil as of December 31, 2021:

	Volume (Bbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2021
Fourth quarter	220,000	$38.97	$32.64	$46.50
2022
First quarter	480,000	60.14	55.29	65.50
Second quarter	480,000	60.14	55.29	65.50
Third quarter	480,000	60.14	55.29	65.50
Fourth quarter	480,000	60.14	55.29	65.50

The Partnership had the following open derivative contracts for natural gas as of December 31, 2021:

	Volume (MMBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2022
First quarter	7,920,000	$2.98	$2.80	$3.15
Second quarter	8,000,000	2.99	2.80	3.15
Third quarter	8,080,000	2.99	2.80	3.15
Fourth quarter	8,080,000	2.99	2.80	3.15
2023
First quarter	1,800,000	3.28	3.28	3.29
Second quarter	1,820,000	3.28	3.28	3.29
Third quarter	1,840,000	3.28	3.28	3.29
Fourth quarter	1,840,000	3.28	3.28	3.29

The Partnership entered into the following derivative contracts for oil subsequent to December 31, 2021.

	Volume (Bbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2022
First quarter	60,000	$83.36	$82.80	$83.91
Second quarter	180,000	83.36	82.80	83.91
Third quarter	180,000	83.36	82.80	83.91
Fourth quarter	180,000	83.36	82.80	83.91
2023
First quarter	180,000	80.40	78.00	82.80

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Partnership entered into the following derivative contracts for natural gas subsequent to December 31, 2021.

	Volume (MMBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2022
First quarter	310,000	$4.30	$4.30	$4.30
Second quarter	910,000	4.30	4.30	4.30
Third quarter	920,000	4.30	4.30	4.30
Fourth quarter	920,000	4.30	4.30	4.30
2023
First quarter	900,000	4.30	4.30	4.30
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2021 and 2020.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2021 and 2020 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty
	Level 1	Level 2	Level 3	Netting	Total
	(In thousands)
As of December 31, 2021
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	—	53,545	—	—	53,545
As of December 31, 2020
Financial Assets
Commodity derivative instruments	$—	$6,362	$—	$(5,213)	$1,149
Financial Liabilities
Commodity derivative instruments	—	26,379	—	(5,213)	21,166
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
Year Ended December 31, 2021
Impaired oil and natural gas properties	$—	$—	$—	$—
Year Ended December 31, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031
Year Ended December 31, 2019
Impaired oil and natural gas properties	$—	$—	$—	$—
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2021 and 2020. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended 2021 and 2019.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. XTO Energy represented approximately 19%, 20%, and 18% of total oil and natural gas revenue for the years ended December 31, 2021, 2020, and 2019, respectively.
If the Partnership lost a significant customer, such loss could impact revenue derived from its mineral and royalty interests and working interests. The loss of any single customer is mitigated by the Partnership’s diversified customer base.
NOTE 8 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2024. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. Effective May 1, 2020, the borrowing base was reduced from $650.0 million to $460.0 million. Effective July 21, 2020, in connection with the closing of the Partnership's two asset sales in the Permian Basin, the borrowing base was further reduced to $430.0 million. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base to $400.0 million. The April and October borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next semi-annual redetermination is scheduled for April 2022.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2020 the applicable margin for the alternative base rate ranged from 1.00% and 2.00% and the applicable margin for LIBOR ranged from 2.00% and 3.00% depending on the borrowings outstanding in relation to the borrowing base. As of December 31, 2021, the alternative base rate margin ranged from 1.50% to 2.50% and the LIBOR margin ranged from 2.50% to 3.50%.
The weighted-average interest rate of the Credit Facility was 2.61% and 2.40% as of December 31, 2021 and 2020, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of December 31, 2021, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $89.0 million and $121.0 million at December 31, 2021 and 2020, respectively. The unused portion of the available borrowings under the Credit Facility were $311.0 million and $279.0 million at December 31, 2021 and 2020, respectively.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Compensation Committee of the Board (the "Compensation Committee") annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2021 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2024. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2015 LTIP in the form of fully vested common units granted after each year of service.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about restricted units for the year ended December 31, 2021.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2020	593,990	$13.65
Granted	465,048	9.25
Vested	(294,104)	14.96
Forfeited	(2,942)	10.06
Unvested at December 31, 2021	761,992	10.47
The weighted-average grant-date fair value per unit for unit-based awards was $9.25, $9.97, and $17.09 for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, unrecognized compensation cost associated with restricted unit awards was $3.9 million, which the Partnership expects to recognize over a weighted-average period of 1.74 years. The fair value of units vested for the years ended December 31, 2021, 2020, and 2019 was $2.3 million, $7.5 million, and $12.7 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2021, 2020, and 2019.
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
The following table summarizes information about performance units for the year ended December 31, 2021.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2020	882,310	$14.96
Granted[1]	484,943	9.61
Vested	(300,868)	17.95
Forfeited	(3,898)	10.83
Unvested at December 31, 2021	1,062,487	11.68
1  Includes 19,895 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $9.61, $10.95, and $16.84 for the years ended December 31, 2021, 2020, and 2019, respectively. Unrecognized compensation cost associated with performance unit awards was $4.7 million as of December 31, 2021, which the Partnership expects to recognize over a weighted-average period of 1.76 years. The fair value of performance units vested for the years ended December 31, 2021, 2020 and 2019 was $2.8 million, $5.5 million and $22.7 million, respectively.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes incentive compensation expense recorded in General and administrative expenses in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
Incentive compensation expense	2021	2020	2019
	(In thousands)
Cash — short and long-term incentive plan	$6,824	$2,962	$5,593
Equity-based compensation — restricted common and subordinated units	4,146	4,688	10,751
Equity-based compensation — restricted performance units	6,320	(2,417)	7,386
Board of Directors incentive plan	1,752	1,456	2,347
Total incentive compensation expense	$19,042	$6,689	$26,077

NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred pre-tax or post-tax contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.5 million, $0.5 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2021 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.
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
The Series B cumulative convertible preferred units are entitled to quarterly distributions in an amount equal to 7% of the face amount of the preferred units per annum (the “Distribution Rate”), provided that the Distribution Rate will be adjusted as follows: commencing on November 28, 2023 and readjusting every two years thereafter (each, a “Readjustment Date”), the rate will equal the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
quarter. The Partnership cannot pay any distributions on any junior securities, including common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of December 31, 2021 and 2020. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain redemption provisions are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$181,987	$121,819	$214,368
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON AND SUBORDINATED UNITS	$160,987	$100,819	$193,368
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	160,987	100,819	169,375
Subordinated units	—	—	23,993
	$160,987	$100,819	$193,368
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	208,181	206,705	168,230
Effect of dilutive securities	109	114	146
Weighted average common units outstanding (diluted)	208,290	206,819	168,376
Weighted average subordinated units outstanding:
Weighted average subordinated units outstanding (basic)	—	—	37,740
Effect of dilutive securities	—	—	—
Weighted average subordinated units outstanding (diluted)	—	—	37,740
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON AND SUBORDINATED UNIT:
Per common unit (basic)	$0.77	$0.49	$1.01
Per subordinated unit (basic)	—	—	0.64
Per common unit (diluted)[1]	0.77	0.49	1.01
Per subordinated unit (diluted)[2]	—	—	0.64
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	14,968	14,968	14,968
	14,968	14,968	14,968

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
The partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7% per annum, subject to certain adjustments; and
•second, to the holders of common units.
The following table provides information about the Partnership's per unit distributions to common and subordinated unitholders:

	Year Ended December 31,
	2021	2020	2019
DISTRIBUTIONS DECLARED AND PAID:
Per common unit	$0.85	$0.68	$1.48
Per subordinated unit	—	—	0.74
Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the year ended December 31, 2021. As of December 31, 2021, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability under the Credit Facility. Any repurchased units are canceled.
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
For the years ended December 31, 2021, 2020, and 2019, the Partnership sold no common units under the ATM Program.
NOTE 15 — SUBSEQUENT EVENTS
Distribution
On February 2, 2022, the Board approved a distribution for the period from October 1, 2021 to December 31, 2021 of $0.270 per common unit. Distributions will be paid on February 23, 2022 to unitholders of record at the close of business on February 16, 2022.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$4,965	$—	$2,288
Unproved	15,559	28	41,643
Exploration Costs	1,049	—	3
Development Costs[1]	3,964	2,742	34,617
Total	$25,537	$2,770	$78,551

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

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2021	2020
	(in thousands)
Proved properties[1]	$2,064,232	$2,220,354
Unproved properties	937,395	937,464
Total	3,001,627	3,157,818
Accumulated depreciation, depletion, amortization, and impairment	(1,869,731)	(1,987,332)
Oil and natural gas properties, net	$1,131,896	$1,170,486
1 Proved properties include capitalized costs related to farmout wells not yet assigned.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED

Oil and Natural Gas Reserve Information
The following table sets forth estimated net quantities of the Partnership’s proved, proved developed, and proved undeveloped oil and natural gas reserves. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB. For estimates of oil reserves, the average WTI spot oil prices used were $66.55, $39.54, and $55.85 per barrel as of December 31, 2021, 2020, and 2019, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $3.60, $1.99, and $2.58 per MMBTU as of December 31, 2021, 2020, and 2019, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude insignificant natural gas liquid quantities owned by the Partnership. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $63.17 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2021, $36.43 per barrel for oil and $1.60 per Mcf for natural gas as of December 31, 2020, and $52.15 per barrel for oil and $2.36 per Mcf for natural gas as of December 31, 2019.

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2018	17,567	314,020	69,904
Revisions of previous estimates [1]	951	19,136	4,140
Purchases of minerals in place[2]	46	279	92
Extensions, discoveries and other additions[3]	3,263	53,158	12,123
Production	(4,777)	(77,635)	(17,716)
Net proved reserves at December 31, 2019	17,050	308,958	68,543
Revisions of previous estimates[1]	2,490	(22,337)	(1,233)
Sales of minerals in place[4]	(1,262)	(3,132)	(1,784)
Extensions, discoveries and other additions[3]	1,569	24,667	5,680
Production	(3,895)	(67,945)	(15,219)
Net proved reserves at December 31, 2020	15,952	240,211	55,987
Revisions of previous estimates[1]	4,817	38,537	11,240
Purchases of minerals in place[2]	272	216	308
Sales of minerals in place[4]	(135)	(6,194)	(1,167)
Extensions, discoveries and other additions[3]	1,911	32,592	7,343
Production	(3,646)	(61,445)	(13,887)
Net proved reserves at December 31, 2021	19,171	243,917	59,824
Net Proved Developed Reserves
December 31, 2019	17,050	263,371	60,945
December 31, 2020	15,952	230,411	54,354
December 31, 2021	19,111	224,222	56,481
Net Proved Undeveloped Reserves
December 31, 2019	—	45,587	7,598
December 31, 2020	—	9,800	1,633
December 31, 2021	60	19,695	3,343
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable revisions in 2019 are related to well performance in certain Haynesville/ Bossier wells. The most notable revisions in 2020 are related to a reduction of royalty on certain Haynesville/Bossier wells in order to incentivize the operator to complete and turn the wells to sales. The most notable revisions in 2021 are related to changes in commodity pricing.
2 Includes the acquisition of mineral and royalty reserves. In 2020 these were primarily in East Texas and the Permian Basin and in 2021 these were primarily in the Permian Basin.
3 Includes extensions and additions related to drilling activities within multiple basins.
4 Includes divestitures of mineral and royalty reserves. In 2020 these were primarily in the Permian Basin and in 2021 these were primarily in the Anadarko Basin.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Future cash inflows	$2,033,256	$965,007	$1,619,147
Future production costs	(206,785)	(99,124)	(177,550)
Future development costs	(43,500)	(59,692)	(54,132)
Future income tax expense	(6,322)	(3,019)	(5,244)
Future net cash flows (undiscounted)	1,776,649	803,172	1,382,221
Annual discount 10% for estimated timing	(804,527)	(309,675)	(534,327)
Total	$972,122	$493,497	$847,894

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Standardized measure, beginning of year	$493,497	$847,894	$1,087,616
Sales, net of production costs	(428,577)	(230,062)	(384,745)
Net changes in prices and production costs related to future production	537,659	(242,634)	(229,651)
Extensions, discoveries and improved recovery, net of future production and development costs	148,732	65,903	186,424
Previously estimated development costs incurred during the period	245	—	—
Revisions of estimated future development costs	2,254	(1,530)	1,198
Revisions of previous quantity estimates, net of related costs	210,039	(24,195)	51,405
Accretion of discount	49,530	85,109	109,158
Purchases of reserves in place, less related costs	9,254	—	1,730
Sales of reserves in place[1]	(1,037)	(26,795)	(3,323)
Changes in timing and other	(49,474)	19,807	28,082
Net increase (decrease) in standardized measures	478,625	(354,397)	(239,722)
Standardized measure, end of year	$972,122	$493,497	$847,894
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