Form 10-Q
period 2022-03-31
Black Stone Minerals, L.P.
filed 2022-05-03
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 29, 2022, there were 209,398,324 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,653	$8,876
Accounts receivable	99,463	97,142
Prepaid expenses and other current assets	1,866	1,956
TOTAL CURRENT ASSETS	107,982	107,974
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $937,395 and $937,395 at March 31, 2022 and December 31, 2021, respectively	3,003,776	3,001,627
Accumulated depreciation, depletion, amortization, and impairment	(1,880,493)	(1,869,731)
Oil and natural gas properties, net	1,123,283	1,131,896
Other property and equipment, net of accumulated depreciation of $13,000 and $12,931 at March 31, 2022 and December 31, 2021, respectively	1,262	1,440
NET PROPERTY AND EQUIPMENT	1,124,545	1,133,336
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	6,042	6,611
TOTAL ASSETS	$1,238,569	$1,247,921
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,380	$5,944
Accrued liabilities	5,960	17,589
Commodity derivative liabilities	138,028	51,544
Other current liabilities	2,070	2,063
TOTAL CURRENT LIABILITIES	148,438	77,140
LONG–TERM LIABILITIES
Credit facility	69,000	89,000
Accrued incentive compensation	682	838
Commodity derivative liabilities	4,293	2,001
Asset retirement obligations	12,702	12,561
Other long-term liabilities	5,305	2,752
TOTAL LIABILITIES	240,420	184,292
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at March 31, 2022 and December 31, 2021, respectively	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 209,392 and 208,666 units outstanding at March 31, 2022 and December 31, 2021, respectively	699,788	765,268
TOTAL EQUITY	699,788	765,268
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,238,569	$1,247,921
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Oil and condensate sales	$75,831	$44,176
Natural gas and natural gas liquids sales	75,754	42,889
Lease bonus and other income	4,859	2,385
Revenue from contracts with customers	156,444	89,450
Gain (loss) on commodity derivative instruments	(120,020)	(27,882)
TOTAL REVENUE	36,424	61,568
OPERATING (INCOME) EXPENSE
Lease operating expense	3,161	2,664
Production costs and ad valorem taxes	13,949	11,842
Exploration expense	180	1,073
Depreciation, depletion, and amortization	10,917	15,632
General and administrative	13,763	12,852
Accretion of asset retirement obligations	202	292
TOTAL OPERATING EXPENSE	42,172	44,355
INCOME (LOSS) FROM OPERATIONS	(5,748)	17,213
OTHER INCOME (EXPENSE)
Interest expense	(1,209)	(1,210)
Other income (expense)	(45)	183
TOTAL OTHER EXPENSE	(1,254)	(1,027)
NET INCOME (LOSS)	(7,002)	16,186
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$(12,252)	$10,936
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	(12,252)	10,936
	$(12,252)	$10,936
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$(0.06)	$0.05
Per common unit (diluted)	$(0.06)	$0.05
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,323	207,442
Weighted average common units outstanding (diluted)	209,323	207,442
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2021	208,666	$765,268	$765,268
Repurchases of common units	(262)	(2,991)	(2,991)
Restricted units granted, net of forfeitures	988	—	—
Equity–based compensation	—	6,659	6,659
Distributions	—	(56,462)	(56,462)
Charges to partners' equity for accrued distribution equivalent rights	—	(434)	(434)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	(7,002)	(7,002)
BALANCE AT MARCH 31, 2022	209,392	$699,788	$699,788

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2020	206,749	$760,606	$760,606
Repurchases of common units	(223)	(1,957)	(1,957)
Restricted units granted, net of forfeitures	1,016	—	—
Equity–based compensation	—	5,353	5,353
Distributions	—	(36,272)	(36,272)
Charges to partners' equity for accrued distribution equivalent rights	—	(237)	(237)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	16,186	16,186
BALANCE AT MARCH 31, 2021	207,542	$738,429	$738,429
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,002)	$16,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	10,917	15,632
Accretion of asset retirement obligations	202	292
Amortization of deferred charges	347	257
(Gain) loss on commodity derivative instruments	120,020	27,882
Net cash (paid) received on settlement of commodity derivative instruments	(31,244)	(4,523)
Equity-based compensation	4,551	3,462
Exploratory dry hole expense	—	1,049
Changes in operating assets and liabilities:
Accounts receivable	(2,263)	2,620
Prepaid expenses and other current assets	90	275
Accounts payable, accrued liabilities, and other	(12,975)	(7,341)
Settlement of asset retirement obligations	(67)	(105)
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,576	55,686
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and natural gas properties	(3,658)	(191)
Additions to oil and natural gas properties leasehold costs	—	(21)
Purchases of other property and equipment	(31)	(2)
Proceeds from farmouts of oil and natural gas properties	3,593	—
NET CASH USED IN INVESTING ACTIVITIES	(96)	(214)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(56,462)	(36,272)
Distributions to Series B cumulative convertible preferred unitholders	(5,250)	(5,250)
Repurchases of common units	(2,991)	(1,957)
Borrowings under credit facility	58,000	39,000
Repayments under credit facility	(78,000)	(49,000)
NET CASH USED IN FINANCING ACTIVITIES	(84,703)	(53,479)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,223)	1,993
CASH AND CASH EQUIVALENTS – beginning of the period	8,876	1,796
CASH AND CASH EQUIVALENTS – end of the period	$6,653	$3,789
SUPPLEMENTAL DISCLOSURE
Interest paid	$872	$941
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2021 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2022.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	March 31, 2022	December 31, 2021

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$94,691	$93,005
Other	4,772	4,137
Total accounts receivable	$99,463	$97,142
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

San Augustine Farmout
In March 2021, BSM and XTO reached an agreement to partition jointly owned working interests in the Brent Miller development area in San Augustine County. Under the partition agreement, BSM and XTO exchanged working interests in certain existing and proposed drilling units, resulting in each company holding 100% of the working interests in their respective partitioned units.
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
In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a ten year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of March 31, 2022, four wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
The following tables present the working interests each farmout partner will earn within the contract area under the San Augustine farmout agreements:
Brent Miller Area

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8ths basis
Canaan	64.0%	32.0%
Azul	20.0%	10.0%
JWM	16.0%	8.0%
Total	100.0%	50.0%
Other Areas

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8ths basis
Canaan	40.0%	10.0%
Azul	50.0%	12.5%
JWM	10.0%	2.5%
Total	100.0%	25.0%

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of March 31, 2022, ten wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.
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
The Partnership recognized no impairment of oil and natural gas properties for the three months ended March 31, 2022 and 2021, respectively. See Note 5 - Fair Value Measurements for further discussion.
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
As of March 31, 2022, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2022, the Partnership had six counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$138,028	$—	$138,028
Long-term liability	Commodity derivative liabilities	4,293	—	4,293
Total liabilities		$142,321	$—	$142,321

		December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$51,544	$—	$51,544
Long-term liability	Commodity derivative liabilities	2,001	—	2,001
Total liabilities		$53,545	$—	$53,545

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2022	2021
	(in thousands)
Beginning fair value of commodity derivative instruments	$(53,545)	$(20,017)
Gain (loss) on oil derivative instruments	(48,842)	(24,854)
Gain (loss) on natural gas derivative instruments	(71,178)	(3,028)
Net cash paid (received) on settlements of oil derivative instruments	15,892	4,502
Net cash paid (received) on settlements of natural gas derivative instruments	15,352	21
Net change in fair value of commodity derivative instruments	(88,776)	(23,359)
Ending fair value of commodity derivative instruments	$(142,321)	$(43,376)
The Partnership had the following open derivative contracts for oil as of March 31, 2022:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2022
First Quarter	220,000	$66.47	$55.29	$83.91
Second Quarter	660,000	66.47	55.29	83.91
Third Quarter	660,000	66.47	55.29	83.91
Fourth Quarter	660,000	66.47	55.29	83.91
2023
First Quarter	180,000	$80.40	$78.00	$82.80

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of March 31, 2022:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2022
Second Quarter	8,910,000	$3.12	$2.80	$4.30
Third Quarter	9,000,000	3.12	2.80	4.30
Fourth Quarter	9,000,000	3.12	2.80	4.30
2023
First Quarter	2,700,000	$3.62	$3.28	$4.30
Second Quarter	1,820,000	3.28	3.28	3.29
Third Quarter	1,840,000	3.28	3.28	3.29
Fourth Quarter	1,840,000	3.28	3.28	3.29

The Partnership entered into the following derivative contracts for natural gas subsequent to March 31, 2022:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2023
First Quarter	1,800,000	$5.04	$5.03	$5.05
Second Quarter	1,820,000	5.04	5.03	5.05
Third Quarter	1,840,000	5.04	5.03	5.05
Fourth Quarter	1,840,000	5.04	5.03	5.05
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2022 and December 31, 2021 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2022
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	$—	$142,321	$—	$—	$142,321
As of December 31, 2021
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	$—	$53,545	$—	$—	$53,545
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of March 31, 2022 or December 31, 2021.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on November 1, 2024. The commitment of the lenders equals the lesser of the aggregate maximum credit amount and the borrowing base. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next semi-annual redetermination is scheduled for October 2022.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2021 and March 31, 2022, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the applicable margin for LIBOR ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
The weighted-average interest rate of the Credit Facility was 2.94% and 2.61% as of March 31, 2022 and December 31, 2021, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of March 31, 2022, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $69.0 million and $89.0 million at March 31, 2022 and December 31, 2021, respectively. The unused portion of the available borrowings under the Credit Facility were $331.0 million and $311.0 million at March 31, 2022 and December 31, 2021, respectively.
The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. Our Credit Facility uses the 1-month LIBOR setting and includes provisions to determine a replacement rate for LIBOR if necessary during its term, based on the secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”). We currently do not expect the transition from LIBOR to have a material impact on us.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2022 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cash—short and long-term incentive plans	$996	$1,385
Equity-based compensation—restricted common units	927	949
Equity-based compensation—restricted performance units	3,093	2,161
Board of Directors incentive plan	531	352
Total incentive compensation expense	$5,547	$4,847
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $4.7 million for the performance cash awards and $16.9 million for the performance equity awards (1,463,202 performance units with a weighted-average grant date fair value of $11.55 per unit). As of March 31, 2022, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of March 31, 2022 and December 31, 2021. The Series B cumulative convertible preferred units are

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2022	2021

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$(7,002)	$16,186
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$(12,252)	$10,936
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	(12,252)	10,936
	$(12,252)	$10,936
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$(0.06)	$0.05
Per common unit (diluted)	$(0.06)	$0.05
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,323	207,442
Effect of dilutive securities	—	—
Weighted average common units outstanding (diluted)	209,323	207,442

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	14,969	14,969

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended March 31,
	2022	2021
Distributions declared and paid per common unit	$0.2700	$0.1750

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the three months ended March 31, 2022. As of March 31, 2022, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
On April 25, 2022, the Board approved a distribution for the three months ended March 31, 2022 of $0.40 per common unit. Distributions will be payable on May 20, 2022 to unitholders of record at the close of business on May 13, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
•the conflict in Ukraine and actions taken, and may in the future be taken, against Russia or otherwise as a result;

•the volatility of realized oil and natural gas prices;

•the level of production on our properties;

•the overall supply and demand for oil and natural gas, regional supply and demand factors, delays, or interruptions of production;

•the availability of U.S. liquefied natural gas ("LNG") export capacity and the level of demand for LNG exports;

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2021 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2022, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
Shelby Trough Development Update
Aethon has successfully turned six wells to sales (four of which came online in April 2022) and has commenced operations on four additional wells under the development agreement covering Angelina County. Aethon is currently drilling two wells and has another two wells awaiting completion operations under the separate development agreement covering San Augustine County. Additionally, XTO Energy has resumed drilling three wells on our Shelby Trough acreage in San Augustine County that were originally spud in 2019.
Austin Chalk Update
We have entered into agreements with multiple operators to drill wells in the areas of the Austin Chalk in East Texas, where we have significant acreage positions. The results of our three well test program in the Brookeland Field demonstrates that modern completion technology can greatly improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. Four operators are actively engaged in redevelopment of the field, with two rigs running continuously in the play. To date, seven wells with modern completions are now producing in the area, and an additional five are currently either being drilled or completed.
Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, most travel restrictions have been lifted, and many businesses have reopened. We currently offer employees the option to work remotely or, subject to compliance with our health and safety guidelines, in the office.
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
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and natural gas liquids ("NGLs"). Commodity prices have subsequently recovered, reflecting expectations of rising demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners. In addition, Russia's military incursion into Ukraine and the subsequent sanctions imposed on Russia and other actions created significant market uncertainties about the potential for supply disruptions that further increased global commodity prices in the first quarter of 2022. The current price environment remains uncertain as responses to the COVID-19 pandemic and the conflict in Ukraine continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

The following table reflects commodity prices as of the last day of each quarter presented:

	2022	2021
Benchmark Prices[1]	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$100.53	$59.19
Henry Hub spot natural gas ($/MMBtu)	5.46	2.52
1 Source: EIA
Natural Gas Exports
Rising levels of U.S.LNG exports have been a growing source of demand and have positively impacted natural gas prices, particularly in the Gulf Coast region where the majority of our natural gas is produced. LNG prices in Europe remain high amid supply uncertainties due to Russia's further invasion of Ukraine and the need to replenish Europe's natural gas inventories, which has kept Europe's demand for LNG elevated. Net natural gas exports averaged 11.5 Bcf per day in the first quarter of 2022, an 18% increase from the 2021 average. The EIA expects high levels of U.S. LNG exports to continue, forecasting average exports of 12.4 Bcf per day for the rest of 2022 and 12.6 Bcf per day for 2023. The EIA forecast reflects the assumption that global natural gas demand remains strong and that expected additional U.S. LNG export capacity comes online.
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count as of the last day of each quarter presented:

	2022	2021
U.S. Rotary Rig Count[1]	First Quarter	First Quarter
Oil	531	324
Natural gas	137	92
Other	2	1
Total	670	417
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories will conclude the injection season in October 2022 at 3.5 Tcf, which is 4% lower than the previous five-year average.
The following table shows natural gas storage volumes by region as of the last day of each quarter presented:

	2022	2021
Region[1]	First Quarter	First Quarter
East	268	307
Midwest	317	401
Mountain	89	112
Pacific	161	194
South Central	581	749
Total	1,416	1,763
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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2022 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2022, we have hedged 92% and 6% of our available oil and condensate hedge volumes for 2022 and 2023, respectively. As of March 31, 2022, we have also hedged 72% and 16% of our available natural gas hedge volumes for 2022 and 2023, respectively.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, if any, accretion of asset retirement obligations, unrealized gains and losses on commodity derivative instruments, non-cash equity-based compensation, and gains and losses on sales of assets, if any. We define Distributable cash flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, cash interest expense, distributions to preferred unitholders, and restructuring charges, if any.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income (loss)	$(7,002)	$16,186
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	10,917	15,632
Interest expense	1,209	1,210
Income tax expense (benefit)	103	(157)
Accretion of asset retirement obligations	202	292
Equity–based compensation	4,551	3,462
Unrealized (gain) loss on commodity derivative instruments	88,776	23,359
Adjusted EBITDA	98,756	59,984
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(9)	(9)
Cash interest expense	(862)	(953)
Preferred unit distributions	(5,250)	(5,250)
Distributable cash flow	$92,635	$53,772

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended March 31,
	2022	2021	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	831	829	2	0.2%
Natural gas (MMcf)[1]	12,759	14,911	(2,152)	(14.4)%
Equivalents (MBoe)	2,958	3,314	(356)	(10.7)%
Equivalents/day (MBoe)	32.9	36.8	(3.9)	(10.6)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$91.25	$53.29	$37.96	71.2%
Natural gas ($/Mcf)[1]	5.94	2.88	3.06	106.3%
Equivalents ($/Boe)	$51.25	$26.27	$24.98	95.1%
Revenue:
Oil and condensate sales	$75,831	$44,176	$31,655	71.7%
Natural gas and natural gas liquids sales[1]	75,754	42,889	32,865	76.6%
Lease bonus and other income	4,859	2,385	2,474	103.7%
Revenue from contracts with customers	156,444	89,450	66,994	74.9%
Gain (loss) on commodity derivative instruments	(120,020)	(27,882)	(92,138)	330.5%
Total revenue	$36,424	$61,568	$(25,144)	(40.8)%
Operating expenses:
Lease operating expense	$3,161	$2,664	$497	18.7%
Production costs and ad valorem taxes	13,949	11,842	2,107	17.8%
Exploration expense	180	1,073	(893)	(83.2)%
Depreciation, depletion, and amortization	10,917	15,632	(4,715)	(30.2)%
General and administrative	13,763	12,852	911	7.1%
Other expense:
Interest expense	1,209	1,210	(1)	(0.1)%
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
Revenue
Total revenue for the quarter ended March 31, 2022 decreased compared to the quarter ended March 31, 2021. The decrease in total revenue from the corresponding period is primarily due to an increase in unrealized losses from our commodity derivative instruments and was partially offset by an increase in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to higher realized commodity prices while production volumes remained flat. Our mineral and royalty interest oil and condensate volumes accounted for 94% and 92% of total oil and condensate volumes for quarters ended March 31, 2022 and 2021, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended March 31, 2022 as compared to the corresponding prior period. The increase was primarily due to higher realized commodity prices between the comparative periods partially offset by lower production volumes due to the timing of new development. The decrease in natural gas and NGL production was primarily driven by the natural decline in producing wells in the Shelby Trough outpacing new activity from the Aethon development program, which has not yet fully ramped up. Mineral and royalty interest production accounted for 89% and 82% of our natural gas volumes for the quarters ended March 31, 2022 and 2021, respectively.
Gain (loss) on commodity derivative instruments. During the first quarter of 2022, we recognized an increase in losses from our commodity derivative instruments compared to the same period in 2021. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended March 31, 2022, we recognized $31.2 million of realized losses and $88.8 million of unrealized losses from our oil and natural gas commodity contracts, compared to $4.5 million of realized losses and $23.4 million of unrealized losses in the same period in 2021. The unrealized losses on our commodity contracts during the first quarter of 2022 were primarily driven by changes in the forward commodity price curves for oil and natural gas. The unrealized losses for the same period in 2021 were primarily driven by changes in the forward commodity price curves for oil.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2022 was higher than the same period in 2021. Leasing activity in the Wolfcamp play made up the majority of lease bonus and other income for the first quarter of 2022, while a substantial portion of the first quarter 2021 activity came from leasing activity in the Austin Chalk play.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased for the quarter ended March 31, 2022 as compared to the same period in 2021, primarily due to higher nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2022, production costs and ad valorem taxes increased as compared to the quarter ended March 31, 2021, primarily due to higher production taxes stemming from rising commodity prices partially offset by lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for the quarter ended March 31, 2022 and in the corresponding prior period in 2021.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended March 31, 2022 as compared to the same period in 2021, primarily due to a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2022, general and administrative expenses increased slightly as compared to the same period in 2021, primarily due to a $1.1 million increase in equity compensation. The increase in equity incentive compensation was due to higher costs recognized for performance-based incentive awards due to upward movements in our common unit price period over period.
Interest expense. The change in interest expense was minimal in the first quarter of 2022 relative to the corresponding period in 2021, due to lower average outstanding borrowings under our Credit Facility almost completely offset by higher interest rates.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of March 31, 2022, we had outstanding borrowings of $69.0 million under the Credit Facility.
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
We intend to finance our future acquisitions with cash generated from operations, borrowings from our Credit Facility, proceeds from any future issuances of equity and debt, and proceeds from asset sales. Over the long-term, we intend to finance our working interest capital needs with our executed farmout agreements and internally generated cash flows, although at times we may fund a portion of these expenditures through other financing sources such as borrowings under our Credit Facility.
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Cash flows provided by operating activities	$82,576	$55,686	$26,890
Cash flows provided by (used in) investing activities	(96)	(214)	118
Cash flows used in financing activities	(84,703)	(53,479)	(31,224)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the three months ended March 31, 2022 as compared to the same period of 2021. The increase was primarily due to higher oil and condensate sales and natural gas and NGL sales due to higher realized commodity prices in the three months ended March 31, 2022 compared to the same period of 2021. The overall increase was partially offset by higher cash settlements paid on our commodity derivative instruments.
Investing Activities. Net cash used in investing activities in the three months ended March 31, 2022 decreased as compared to the same period of 2021. The decrease was primarily due to cash received from the farmout of oil and natural gas properties in the three months ended March 31, 2022 compared to no cash received from the farmout of oil and natural gas properties in the same period of 2021.
Financing Activities. Cash flows used in financing activities increased for the three months ended March 31, 2022 as compared to the same period of 2021. The increase was primarily due to higher distributions to unitholders and additional repayments on our line of credit in the three months ended March 31, 2022 as compared to the corresponding prior period.
Development Capital Expenditures
Our 2022 capital expenditure budget associated with our non-operated working interests is expected to be approximately $4.5 million, net of farmout reimbursements, of which $0.1 million has been invested in the three months ended March 31, 2022. The majority of this capital is anticipated to be spent for workovers and recompletions on existing wells in which we own a working interest.

Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2024. As of March 31, 2022, we had outstanding borrowings of $69.0 million at a weighted-average interest rate of 2.94%.
The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. Effective November 3, 2020, the borrowing base redetermination reduced the borrowing base from $430.0 million to $400.0 million. The October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. The next semi-annual redetermination is scheduled for October 2022.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2021 and March 31, 2022, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the applicable margin for LIBOR ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2022, we were in compliance with all debt covenants.
The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. Our Credit Facility uses the 1-month LIBOR setting and includes provisions to determine a replacement rate for LIBOR if necessary during its term, based on the secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”). We currently do not expect the transition from LIBOR to have a material impact on us.

Contractual Obligations
As of March 31, 2022, there have been no material changes to our contractual obligations previously disclosed in our 2021 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of March 31, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended March 31, 2022 by 10%. This results in an approximate 1% reduction of proved reserve volumes as compared to the unadjusted March 31, 2022 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2022, we had six counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of March 31, 2022, we had $69.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 2.94%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.2 million for the three months ended March 31, 2022, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2021 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended March 31, 2022:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2022	101,081	$11.17	—	$70,819,075
February 1 - February 28, 2022	160,439	11.61	—	70,819,075
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

10.1*	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Cash Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan

10.2*	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Equity Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 3, 2022	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)