Form 10-Q
period 2022-06-30
Black Stone Minerals, L.P.
filed 2022-08-02
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 29, 2022, there were 209,401,737 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,158	$8,876
Accounts receivable	140,569	97,142
Commodity derivative assets	316	—
Prepaid expenses and other current assets	2,457	1,956
TOTAL CURRENT ASSETS	155,500	107,974
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $925,707 and $937,395 at June 30, 2022 and December 31, 2021, respectively	3,000,991	3,001,627
Accumulated depreciation, depletion, amortization, and impairment	(1,892,235)	(1,869,731)
Oil and natural gas properties, net	1,108,756	1,131,896
Other property and equipment, net of accumulated depreciation of $13,150 and $12,931 at June 30, 2022 and December 31, 2021, respectively	1,122	1,440
NET PROPERTY AND EQUIPMENT	1,109,878	1,133,336
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,315	6,611
TOTAL ASSETS	$1,272,693	$1,247,921
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,586	$5,944
Accrued liabilities	13,103	17,589
Commodity derivative liabilities	106,080	51,544
Other current liabilities	2,048	2,063
TOTAL CURRENT LIABILITIES	124,817	77,140
LONG–TERM LIABILITIES
Credit facility	86,000	89,000
Accrued incentive compensation	1,063	838
Commodity derivative liabilities	3,422	2,001
Asset retirement obligations	12,599	12,561
Other long-term liabilities	2,104	2,752
TOTAL LIABILITIES	230,005	184,292
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at June 30, 2022 and December 31, 2021, respectively	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 209,399 and 208,666 units outstanding at June 30, 2022 and December 31, 2021, respectively	744,327	765,268
TOTAL EQUITY	744,327	765,268
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,272,693	$1,247,921
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Oil and condensate sales	$94,296	$53,936	$170,127	$98,112
Natural gas and natural gas liquids sales	111,181	56,481	186,935	99,370
Lease bonus and other income	2,244	7,505	7,103	9,890
Revenue from contracts with customers	207,721	117,922	364,165	207,372
Gain (loss) on commodity derivative instruments	(27,349)	(59,480)	(147,369)	(87,362)
TOTAL REVENUE	180,372	58,442	216,796	120,010
OPERATING (INCOME) EXPENSE
Lease operating expense	3,199	3,837	6,360	6,501
Production costs and ad valorem taxes	19,504	9,296	33,453	21,138
Exploration expense	2	2	182	1,075
Depreciation, depletion, and amortization	11,893	15,796	22,810	31,428
General and administrative	12,519	12,187	26,282	25,039
Accretion of asset retirement obligations	205	298	407	590
(Gain) loss on sale of assets, net	(17)	—	(17)	—
TOTAL OPERATING EXPENSE	47,305	41,416	89,477	85,771
INCOME (LOSS) FROM OPERATIONS	133,067	17,026	127,319	34,239
OTHER INCOME (EXPENSE)
Interest and investment income	2	—	2	—
Interest expense	(1,362)	(1,628)	(2,571)	(2,838)
Other income (expense)	81	31	36	214
TOTAL OTHER EXPENSE	(1,279)	(1,597)	(2,533)	(2,624)
NET INCOME (LOSS)	131,788	15,429	124,786	31,615
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(10,500)	(10,500)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$126,538	$10,179	$114,286	$21,115
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	126,538	10,179	114,286	21,115
	$126,538	$10,179	$114,286	$21,115
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.60	$0.05	$0.55	$0.10
Per common unit (diluted)	$0.59	$0.05	$0.55	$0.10
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,397	207,945	209,360	207,695
Weighted average common units outstanding (diluted)	224,366	207,945	209,360	207,695
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2021	208,666	$765,268	$765,268
Repurchases of common units	(262)	(2,991)	(2,991)
Restricted units granted, net of forfeitures	988	—	—
Equity–based compensation	—	6,659	6,659
Distributions	—	(56,462)	(56,462)
Charges to partners' equity for accrued distribution equivalent rights	—	(434)	(434)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	(7,002)	(7,002)
BALANCE AT MARCH 31, 2022	209,392	$699,788	$699,788
Restricted units granted, net of forfeitures	7	—	—
Equity–based compensation	—	2,273	2,273
Distributions	—	(83,759)	(83,759)
Charges to partners' equity for accrued distribution equivalent rights	—	(513)	(513)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	131,788	131,788
BALANCE AT JUNE 30, 2022	209,399	$744,327	$744,327
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$124,786	$31,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	22,810	31,428
Accretion of asset retirement obligations	407	590
Amortization of deferred charges	694	884
(Gain) loss on commodity derivative instruments	147,369	87,362
Net cash (paid) received on settlement of commodity derivative instruments	(93,696)	(21,868)
Equity-based compensation	7,275	6,533
Exploratory dry hole expense	—	1,049
(Gain) loss on sale of assets, net	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	(43,192)	(6,159)
Prepaid expenses and other current assets	(501)	(448)
Accounts payable, accrued liabilities, and other	(5,359)	(5,247)
Settlement of asset retirement obligations	(437)	(160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	160,139	125,579
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	—	(10,064)
Additions to oil and natural gas properties	(10,072)	(2,606)
Additions to oil and natural gas properties leasehold costs	—	(21)
Purchases of other property and equipment	(41)	(63)
Proceeds from the sale of oil and natural gas properties	17	—
Proceeds from farmouts of oil and natural gas properties	9,951	—
NET CASH USED IN INVESTING ACTIVITIES	(145)	(12,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(140,221)	(72,593)
Distributions to Series B cumulative convertible preferred unitholders	(10,500)	(10,500)
Repurchases of common units	(2,991)	(1,957)
Borrowings under credit facility	153,000	84,000
Repayments under credit facility	(156,000)	(109,000)
Debt issuance costs and other	—	(3,528)
NET CASH USED IN FINANCING ACTIVITIES	(156,712)	(113,578)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,282	(753)
CASH AND CASH EQUIVALENTS – beginning of the period	8,876	1,796
CASH AND CASH EQUIVALENTS – end of the period	$12,158	$1,043
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,864	$1,944
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2021 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2022.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	June 30, 2022	December 31, 2021

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$134,278	$93,005
Other	6,291	4,137
Total accounts receivable	$140,569	$97,142
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
In May 2021, the Partnership closed an acquisition of mineral and royalty acreage in the northern Midland Basin for total consideration of $20.8 million. The purchase price consisted of $10.0 million in cash and $10.8 million in common units of the Partnership. The cash consideration was funded with borrowings under the Credit Facility (as defined in Note 6 - Credit Facility) and funds from operating activities. The transaction was accounted for as a business combination with the assets acquired recorded at their estimated fair values as of the acquisition date. The assets acquired consisted of $4.9 million of proved oil and natural gas properties, $15.6 million of unproved oil and natural gas properties, and $0.3 million of net working capital. The Partnership had no acquisition activity during the six months ended June 30, 2022.
Divestitures
In the third quarter of 2021, the Partnership closed on the divestiture of its wholly owned subsidiary, TLW Investments, L.L.C. ("TLW"), effective September 1, 2021 for total proceeds of $0.2 million. TLW holds non-operating working interests and overriding royalty interests primarily located in Oklahoma and Texas. TLW's assets and liabilities consisted of oil and natural gas properties with a net book value of $3.0 million and asset retirement obligations with a book value of $5.7 million at the time of sale. The Partnership had no material divestiture activity during the six months ended June 30, 2022.
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
In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a ten year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of June 30, 2022, six wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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
In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of June 30, 2022, fourteen wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.
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
The Partnership recognized no impairment of oil and natural gas properties for the three and six months ended June 30, 2022 and 2021, respectively. See Note 5 - Fair Value Measurements for further discussion.
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
As of June 30, 2022, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2022, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		June 30, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$702	$(386)	$316
Long-term asset	Deferred charges and other long-term assets	2,886	(918)	1,968
Total assets		$3,588	$(1,304)	$2,284
Liabilities:
Current liability	Commodity derivative liabilities	$106,466	$(386)	$106,080
Long-term liability	Commodity derivative liabilities	4,340	(918)	3,422
Total liabilities		$110,806	$(1,304)	$109,502

		December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$51,544	$—	$51,544
Long-term liability	Commodity derivative liabilities	2,001	—	2,001
Total liabilities		$53,545	$—	$53,545

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021
	(in thousands)
Beginning fair value of commodity derivative instruments	$(142,321)	$(43,376)	$(53,545)	$(20,017)
Gain (loss) on oil derivative instruments	(16,275)	(34,215)	(65,117)	(59,069)
Gain (loss) on natural gas derivative instruments	(11,074)	(25,265)	(82,252)	(28,293)
Net cash paid (received) on settlements of oil derivative instruments	26,345	15,910	42,237	20,412
Net cash paid (received) on settlements of natural gas derivative instruments	36,107	1,435	51,459	1,456
Net change in fair value of commodity derivative instruments	35,103	(42,135)	(53,673)	(65,494)
Ending fair value of commodity derivative instruments	$(107,218)	$(85,511)	$(107,218)	$(85,511)
The Partnership had the following open derivative contracts for oil as of June 30, 2022:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2022
Second Quarter	220,000	66.47	55.29	83.91
Third Quarter	660,000	66.47	55.29	83.91
Fourth Quarter	660,000	66.47	55.29	83.91
2023
First Quarter	180,000	$80.40	$78.00	$82.80
Second Quarter	90,000	$89.50	$89.50	89.50
Third Quarter	90,000	$89.50	$89.50	89.50
Fourth Quarter	90,000	$89.50	$89.50	89.50

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of June 30, 2022:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2022
Second Quarter	—	$—	$—	$—
Third Quarter	9,000,000	3.12	2.80	4.30
Fourth Quarter	9,000,000	3.12	2.80	4.30
2023
First Quarter	4,500,000	$4.19	$3.28	$5.05
Second Quarter	3,640,000	4.16	3.28	5.05
Third Quarter	3,680,000	4.16	3.28	5.05
Fourth Quarter	3,680,000	4.16	3.28	5.05

The Partnership entered into the following derivative contracts for natural gas subsequent to June 30, 2022:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2023
First Quarter	2,700,000	$5.61	$5.10	$6.00
Second Quarter	2,730,000	5.61	5.10	6.00
Third Quarter	2,760,000	5.61	5.10	6.00
Fourth Quarter	2,760,000	5.61	5.10	6.00
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of June 30, 2022 and December 31, 2021 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of June 30, 2022
Financial Assets
Commodity derivative instruments	$—	$3,588	$—	$(1,304)	$2,284
Financial Liabilities
Commodity derivative instruments	$—	$110,806	$—	$(1,304)	$109,502
As of December 31, 2021
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	$—	$53,545	$—	$—	$53,545
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of June 30, 2022 or December 31, 2021.

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
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2021 and June 30, 2022, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the applicable margin for LIBOR ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
The weighted-average interest rate of the Credit Facility was 4.12% and 2.61% as of June 30, 2022 and December 31, 2021, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of June 30, 2022, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $86.0 million and $89.0 million at June 30, 2022 and December 31, 2021, respectively. The unused portion of the available borrowings under the Credit Facility were $314.0 million and $311.0 million at June 30, 2022 and December 31, 2021, respectively.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of June 30, 2022 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cash—short and long-term incentive plans	$1,963	$1,729	$2,959	$3,114
Equity-based compensation—restricted common units	1,049	1,037	1,976	1,986
Equity-based compensation—restricted performance units	1,144	1,697	4,237	3,858
Board of Directors incentive plan	531	337	1,062	689
Total incentive compensation expense	$4,687	$4,800	$10,234	$9,647
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.0 million for the performance cash awards and $17.1 million for the performance equity awards (1,476,943 performance units with a weighted-average grant date fair value of $11.58 per unit). As of June 30, 2022, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of June 30, 2022 and December 31, 2021. The Series B cumulative convertible preferred units are classified

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$131,788	$15,429	$124,786	$31,615
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(10,500)	(10,500)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$126,538	$10,179	$114,286	$21,115
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	126,538	10,179	114,286	21,115
	$126,538	$10,179	$114,286	$21,115
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.60	$0.05	$0.55	$0.10
Per common unit (diluted)[1]	$0.59	$0.05	$0.55	$0.10
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,397	207,945	209,360	207,695
Effect of dilutive securities	14,969	—	—	—
Weighted average common units outstanding (diluted)	224,366	207,945	209,360	207,695

1 For the Three Months Ended June 30, 2022, diluted net income (loss) attributable to common units included distributions on Series B cumulative convertible preferred units of $5.3 million.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	—	14,969	14,969	14,969

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributions declared and paid per common unit	$0.4000	$0.1750	$0.6700	$0.3500

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the six months ended June 30, 2022. As of June 30, 2022, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
On July 25, 2022, the Board approved a distribution for the three months ended June 30, 2022 of $0.42 per common unit. Distributions will be payable on August 19, 2022 to unitholders of record at the close of business on August 12, 2022.

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
As of June 30, 2022, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
Shelby Trough Development Update
Aethon has successfully turned eight wells to sales and has commenced operations on six additional wells under the development agreement covering Angelina County. Aethon is currently drilling two wells and completing four wells under the separate development agreement covering San Augustine County. Aethon’s completions are more intensive than those of prior operators in the area and result in higher initial flowback rates. Additionally, XTO Energy has finished drilling operations and started completing the three wells on our Shelby Trough acreage in San Augustine County that were originally spud in 2019.
Austin Chalk Update
We have entered into agreements with multiple operators to drill wells in the Austin Chalk in East Texas, where we have significant acreage positions. The results of our three- well test program in the Brookeland Field demonstrates that modern completion technology can greatly improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. In addition to the test well program, twelve new horizontal wells have been drilled on our acreage to test various portions of the field across a four-county area. Although production results have varied on those wells, the play is becoming better delineated, with consistent well performance across certain areas. Seven operators are actively engaged in redevelopment of the field, with four rigs currently running in the play. To date, twelve wells with modern completions are now producing in the area, and an additional six are currently either being drilled or completed.
Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, most travel restrictions have been lifted, and many businesses have reopened. We have recently transitioned to a hybrid work environment offering employees the ability to work remotely most days and, subject to compliance with our health and safety guidelines, in the office on other days.
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
The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and natural gas liquids ("NGLs"). Commodity prices have subsequently recovered, reflecting expectations of rising demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners. In addition, Russia's military incursion into Ukraine and the subsequent sanctions imposed on Russia and other actions created significant market uncertainties about the potential for supply disruptions that further increased global commodity prices in the first half of 2022. The current price environment remains uncertain as responses to the COVID-19 pandemic and the conflict in Ukraine continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

The following table reflects commodity prices as of the last day of each quarter presented:

	2022		2021
Benchmark Prices[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$107.76	$100.53	$73.52	$59.19
Henry Hub spot natural gas ($/MMBtu)	6.54	5.46	3.79	2.52
1 Source: EIA
Natural Gas Exports
Rising levels of U.S.LNG exports have been a growing source of demand and have positively impacted natural gas prices, particularly in the Gulf Coast region where the majority of our natural gas is produced. LNG prices have been volatile in 2022 resulting from the uncertainty in the global natural gas markets leading up to and following Russia's full-scale invasion of Ukraine, as well as from weather-related fluctuations in natural gas demand. Net natural gas exports averaged 11.2 Bcf per day in the first half of 2022, a 15% increase from the 2021 average. On June 9, 2022, Freeport LNG shut down its Gulf Coast LNG export facility, which represents approximately 20% of the total U.S. export capacity, due to an explosion at the facility. The EIA expects U.S. LNG exports to decline due to the outage at the Freeport LNG export facility, forecasting average exports of 10.5 Bcf per day for the rest of 2022 and 12.7 Bcf per day for 2023. In a June 30, 2022 statement, Freeport LNG indicated that it "continues to target year-end for a return to full production." The EIA forecast reflects the assumption that global natural gas demand remains strong and that expected additional U.S. LNG export capacity comes online.
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count as of the last day of each quarter presented:

	2022		2021
U.S. Rotary Rig Count[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
Oil	594	531	372	324
Natural gas	157	137	98	92
Other	2	2	—	1
Total	753	670	470	417
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories will conclude the injection season in October 2022 at 3.5 Tcf, which is 6% lower than the previous five-year average.
The following table shows natural gas storage volumes by region as of the last day of each quarter presented:

	2022		2021
Region[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
East	461	268	513	307
Midwest	535	317	623	401
Mountain	134	89	173	112
Pacific	235	161	244	194
South Central	886	581	1,005	749
Total	2,251	1,416	2,558	1,763
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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of June 30, 2022 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of June 30, 2022, we have hedged 88% and 15% of our available oil and condensate hedge volumes for 2022 and 2023, respectively. As of June 30, 2022, we have also hedged 76% and 30% of our available natural gas hedge volumes for 2022 and 2023, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$131,788	$15,429	$124,786	$31,615
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	11,893	15,796	22,810	31,428
Interest expense	1,362	1,628	2,571	2,838
Income tax expense (benefit)	(14)	6	89	(151)
Accretion of asset retirement obligations	205	298	407	590
Equity–based compensation	2,724	3,071	7,275	6,533
Unrealized (gain) loss on commodity derivative instruments	(35,103)	42,135	53,673	65,494
(Gain) loss on sale of assets, net	(17)	—	(17)	—
Adjusted EBITDA	112,838	78,363	211,594	138,347
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(6)	(5)	(15)	(14)
Cash interest expense	(1,015)	(1,001)	(1,877)	(1,954)
Preferred unit distributions	(5,250)	(5,250)	(10,500)	(10,500)
Distributable cash flow	$106,567	$72,107	$199,202	$125,879

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended June 30,
	2022	2021	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	899	860	39	4.5%
Natural gas (MMcf)[1]	12,895	15,676	(2,781)	(17.7)%
Equivalents (MBoe)	3,048	3,473	(425)	(12.2)%
Equivalents/day (MBoe)	33.5	38.2	(4.7)	(12.3)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$104.89	$62.72	$42.17	67.2%
Natural gas ($/Mcf)[1]	8.62	3.60	5.02	139.4%
Equivalents ($/Boe)	$67.41	$31.79	$35.62	112.0%
Revenue:
Oil and condensate sales	$94,296	$53,936	$40,360	74.8%
Natural gas and natural gas liquids sales[1]	111,181	56,481	54,700	96.8%
Lease bonus and other income	2,244	7,505	(5,261)	(70.1)%
Revenue from contracts with customers	207,721	117,922	89,799	76.2%
Gain (loss) on commodity derivative instruments	(27,349)	(59,480)	32,131	(54.0)%
Total revenue	$180,372	$58,442	$121,930	208.6%
Operating expenses:
Lease operating expense	$3,199	$3,837	$(638)	(16.6)%
Production costs and ad valorem taxes	19,504	9,296	10,208	109.8%
Exploration expense	2	2	—	—%
Depreciation, depletion, and amortization	11,893	15,796	(3,903)	(24.7)%
General and administrative	12,519	12,187	332	2.7%
Other expense:
Interest expense	1,362	1,628	(266)	(16.3)%
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
Revenue
Total revenue for the quarter ended June 30, 2022 increased compared to the quarter ended June 30, 2021. The increase in total revenue from the corresponding period is primarily due to an increase in sales of oil and condensate, natural gas, and NGLs in addition to unrealized gains from our commodity derivative instruments partially offset by a decrease in our lease bonus and other income.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to higher realized commodity prices. Our mineral and royalty interest oil and condensate volumes accounted for 92% of total oil and condensate volumes for quarters ended June 30, 2022 and 2021.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended June 30, 2022 as compared to the corresponding prior period. The increase was primarily due to higher realized commodity prices between the comparative periods partially offset by lower production volumes due to the timing of new development. The decrease in natural gas and NGL production was primarily driven by the natural decline in producing wells in the Shelby Trough outpacing new activity from the Aethon development program, which has not yet fully ramped up, in addition to lower working interest volumes in the area as a result of the farmout agreements put in place in 2017. Mineral and royalty interest production accounted for 90% and 83% of our natural gas volumes for the quarters ended June 30, 2022 and 2021, respectively.
Gain (loss) on commodity derivative instruments. During the second quarter of 2022, we recognized a decrease in losses from our commodity derivative instruments compared to the same period in 2021. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended June 30, 2022, we recognized $62.5 million of realized losses and $35.1 million of unrealized gains from our oil and natural gas commodity contracts, compared to $17.4 million of realized losses and $42.1 million of unrealized losses in the same period in 2021. The unrealized gains on our commodity contracts during the second quarter of 2022 and the unrealized losses for the same period in 2021 were primarily driven by changes in the forward commodity price curves for oil and natural gas during each period.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the second quarter of 2022 was lower than the same period in 2021. Leasing activity in the Austin Chalk play made up the majority of lease bonus and other income for the second quarter of 2022, and a substantial portion for the second quarter of 2021.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended June 30, 2022 as compared to the same period in 2021 due to a decrease in working interest production volumes as a result of the TLW divestiture in the third quarter of 2021 and continued declines from our remaining working interest properties. Due to the fixed costs from these remaining properties, our lease operating expense per BOE increased from the comparative period.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended June 30, 2022, production costs and ad valorem taxes increased as compared to the quarter ended June 30, 2021, primarily due to higher production taxes stemming from rising commodity prices and higher ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for the quarter ended June 30, 2022 and in the corresponding prior period in 2021.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended June 30, 2022 as compared to the same period in 2021, primarily due to lower natural gas production.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended June 30, 2022, general and administrative expenses increased slightly as compared to the same period in 2021, primarily due to an increase in cash compensation.

Interest expense. Interest expense was lower in the second quarter of 2022 relative to the corresponding period in 2021, due to lower average outstanding borrowings under our Credit Facility partially offset by higher interest rates.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Six Months Ended June 30,
	2022	2021	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,730	1,689	41	2.4%
Natural gas (MMcf)[1]	25,654	30,586	(4,932)	(16.1)%
Equivalents (MBoe)	6,006	6,787	(781)	(11.5)%
Equivalents/day (MBoe)	33.2	37.5	(4.3)	(11.5)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$98.34	$58.09	$40.25	69.3%
Natural gas ($/Mcf)[1]	7.29	3.25	4.04	124.3%
Equivalents ($/Boe)	$59.45	$29.10	$30.35	104.3%
Revenue:
Oil and condensate sales	$170,127	$98,112	$72,015	73.4%
Natural gas and natural gas liquids sales[1]	186,935	99,370	87,565	88.1%
Lease bonus and other income	7,103	9,890	(2,787)	(28.2)%
Revenue from contracts with customers	364,165	207,372	156,793	75.6%
Gain (loss) on commodity derivative instruments	(147,369)	(87,362)	(60,007)	68.7%
Total revenue	$216,796	$120,010	$96,786	80.6%
Operating expenses:
Lease operating expense	$6,360	$6,501	$(141)	(2.2)%
Production costs and ad valorem taxes	33,453	21,138	12,315	58.3%
Exploration expense	182	1,075	(893)	(83.1)%
Depreciation, depletion, and amortization	22,810	31,428	(8,618)	(27.4)%
General and administrative	26,282	25,039	1,243	5.0%
Other expense:
Interest expense	2,571	2,838	(267)	(9.4)%
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
Revenue
Total revenue for the six months ended June 30, 2022 increased compared to the corresponding prior period. The increase in total revenue is due to increased sales of oil and condensate, natural gas, and NGLs for the six months ended June 30, 2022 compared to the same period in 2021. The overall increase in total revenue was partially offset by an increased loss from our commodity derivative instruments and a decrease in lease bonus and other income for the six months ended June 30, 2022 compared to the same period in 2021.
Oil and condensate sales. Oil and condensate sales during the six months ended June 30, 2022 increased compared to the corresponding prior period due to higher realized commodity prices. Our mineral and royalty interest oil and condensate volumes accounted for 93% of total oil and condensate volumes for both the six months ended June 30, 2022 and 2021.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the six months ended June 30, 2022 increased compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in natural gas and NGL production was primarily driven by the natural decline in producing wells in the Shelby Trough outpacing new activity from the Aethon development program, which has not yet fully ramped up, in addition to lower working interest volumes in the area as a result of the farmout agreements put in place in 2017. Mineral and royalty interest production accounted for 89% and 84% of our natural gas volumes for the six months ended June 30, 2022 and 2021, respectively.
Gain (loss) on commodity derivative instruments. During the six months ended June 30, 2022, we recognized an increased loss from our commodity derivative instruments compared to the same period in 2021. In the six months ended June 30, 2022, we recognized $93.7 million of realized losses and $53.7 million of unrealized losses from our oil and natural gas commodity contracts, compared to $21.9 million of realized gains and $65.5 million of unrealized losses in the same period in 2021. The unrealized losses on our commodity contracts during the six months ended June 30, 2022 and 2021 were primarily driven by changes in the forward commodity price curves for oil and natural gas during each period.

Lease bonus and other income. Lease bonus and other income for the six months ended June 30, 2022 was lower than the same period in 2021. Leasing activity in the Wolfcamp play made up the majority of lease bonus and other income for the six months ended June 30, 2022, and for the corresponding prior period.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the six months ended June 30, 2022 as compared to the same period in 2021 due to a decrease in working interest production volumes as a result of the TLW divestiture in the third quarter of 2021 and continued declines from our remaining working interest properties. Due to the fixed costs from these remaining properties, our lease operating expense per BOE increased from the comparative period.
Production costs and ad valorem taxes. For the six months ended June 30, 2022, production costs and ad valorem taxes increased as compared to the six months ended June 30, 2021, primarily due to higher production taxes stemming from rising commodity prices and higher ad valorem tax estimates.
Exploration expense. Exploration expense for the six months ended June 30, 2022 was minimal. Exploration expense for the six months ended June 30, 2021 primarily related to a dry hole drilled in the first quarter of 2021.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to lower natural gas production volumes.
General and administrative. For the six months ended June 30, 2022, general and administrative expenses increased as compared to the same period in 2021, primarily due to an increase in cash compensation and a $0.7 million increase in equity incentive compensation. The increase in equity incentive compensation was due to higher costs recognized for performance-based incentive awards resulting from larger upward movements in our common unit price during the six months ended June 30, 2022 compared to the corresponding prior period.
Interest expense. Interest expense was lower in the six months ended June 30, 2022 than in the prior period primarily due to lower average outstanding borrowings under our Credit Facility partially offset by higher interest rates.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of June 30, 2022, we had outstanding borrowings of $86.0 million under the Credit Facility.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Cash flows provided by operating activities	$160,139	$125,579	$34,560
Cash flows provided by (used in) investing activities	(145)	(12,754)	12,609
Cash flows used in financing activities	(156,712)	(113,578)	(43,134)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the six months ended June 30, 2022 as compared to the same period of 2021. The increase was primarily due to higher oil and condensate sales and natural gas and NGL sales due to higher realized commodity prices in the six months ended June 30, 2022 compared to the same period of 2021. The overall increase was partially offset by higher cash settlements paid on our commodity derivative instruments.
Investing Activities. Net cash used in investing activities in the six months ended June 30, 2022 decreased as compared to the same period of 2021. The decrease was primarily due to minimal cash paid for acquisitions of oil and natural gas properties in the six months ended June 30, 2022 compared to the same period of 2021.
Financing Activities. Cash flows used in financing activities increased for the six months ended June 30, 2022 as compared to the same period of 2021. The increase was primarily due to higher distributions to unitholders.
Development Capital Expenditures
Our 2022 capital expenditure budget associated with our non-operated working interests is expected to be approximately $4.5 million, net of farmout reimbursements, of which $0.1 million has been invested in the six months ended June 30, 2022. The majority of this capital is anticipated to be spent for workovers and recompletions on existing wells in which we own a working interest.

Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the lesser of the aggregate maximum credit amounts of the lenders and the borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on November 1, 2024. As of June 30, 2022, we had outstanding borrowings of $86.0 million at a weighted-average interest rate of 4.12%.
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
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2021 and June 30, 2022, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the applicable margin for LIBOR ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of June 30, 2022, we were in compliance with all debt covenants.
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

Contractual Obligations
As of June 30, 2022, there have been no material changes to our contractual obligations previously disclosed in our 2021 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of June 30, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended June 30, 2022 by 10%. This results in an approximate 1% reduction of proved reserve volumes as compared to the unadjusted June 30, 2022 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2022, we had seven counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of June 30, 2022, we had $86.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 4.12%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.4 million for the six months ended June 30, 2022, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Rising inflation could result in increased interest rates and recession, both of which may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units.

Over the past year, inflation has continued to rise, reaching recent historical highs. As the Federal Reserve and other central banks take steps to moderate inflation, including by increasing interest rates, the risks of a recession and associated economic slowdown increase.

The federal funds rate has increased from effectively zero in early 2022 to approximately 2.5% in July 2022. As interest rates increase, the trading price of our common units could decline. Please see "Risk Factors - Distributions to Unitholders: Price of Units and Other Risks - Increases in interest rates may cause the market price of our common units to decline." in our Form 10-K.

In 2022, the U.S. economy showed negative growth for two consecutive quarters, which could signal recession. An economic slowdown, or the risk of an economic slowdown, contributes to volatility in commodity prices and decreases certainty for our operators. Risk of recession, even if not realized, could result in decreased drilling activity by operators and reduced demand for oil and natural gas. Reduced production or a decrease in the prices we realize could both adversely affect our cash generated from operations and our ability to pay quarterly distributions.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: August 2, 2022	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)