Form 10-Q
period 2022-09-30
Black Stone Minerals, L.P.
filed 2022-11-01
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2022, there were 209,406,927 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$838	$8,876
Accounts receivable	157,887	97,142
Commodity derivative assets	—	—
Prepaid expenses and other current assets	2,238	1,956
TOTAL CURRENT ASSETS	160,963	107,974
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $925,839 and $937,395 at September 30, 2022 and December 31, 2021, respectively	3,001,540	3,001,627
Accumulated depreciation, depletion, amortization, and impairment	(1,904,294)	(1,869,731)
Oil and natural gas properties, net	1,097,246	1,131,896
Other property and equipment, net of accumulated depreciation of $13,299 and $12,931 at September 30, 2022 and December 31, 2021, respectively	982	1,440
NET PROPERTY AND EQUIPMENT	1,098,228	1,133,336
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	11,537	6,611
TOTAL ASSETS	$1,270,728	$1,247,921
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,044	$5,944
Accrued liabilities	18,111	17,589
Commodity derivative liabilities	48,127	51,544
Other current liabilities	2,249	2,063
TOTAL CURRENT LIABILITIES	71,531	77,140
LONG–TERM LIABILITIES
Credit facility	60,000	89,000
Accrued incentive compensation	1,414	838
Commodity derivative liabilities	1,825	2,001
Asset retirement obligations	12,588	12,561
Other long-term liabilities	1,782	2,752
TOTAL LIABILITIES	149,140	184,292
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2022 and December 31, 2021, respectively	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 209,402 and 208,666 units outstanding at September 30, 2022 and December 31, 2021, respectively	823,227	765,268
TOTAL EQUITY	823,227	765,268
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,270,728	$1,247,921
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Oil and condensate sales	$80,240	$61,916	$250,367	$160,028
Natural gas and natural gas liquids sales	137,756	73,167	324,691	172,537
Lease bonus and other income	3,159	2,305	10,262	12,195
Revenue from contracts with customers	221,155	137,388	585,320	344,760
Gain (loss) on commodity derivative instruments	(4,726)	(77,561)	(152,095)	(164,923)
TOTAL REVENUE	216,429	59,827	433,225	179,837
OPERATING (INCOME) EXPENSE
Lease operating expense	2,896	3,303	9,256	9,804
Production costs and ad valorem taxes	17,856	14,331	51,309	35,469
Exploration expense	10	5	192	1,080
Depreciation, depletion, and amortization	12,208	14,925	35,018	46,353
General and administrative	13,044	12,320	39,326	37,359
Accretion of asset retirement obligations	209	273	616	863
(Gain) loss on sale of assets, net	—	(2,850)	(17)	(2,850)
TOTAL OPERATING EXPENSE	46,223	42,307	135,700	128,078
INCOME (LOSS) FROM OPERATIONS	170,206	17,520	297,525	51,759
OTHER INCOME (EXPENSE)
Interest and investment income	20	—	22	—
Interest expense	(1,693)	(1,359)	(4,264)	(4,197)
Other income (expense)	(58)	17	(22)	231
TOTAL OTHER EXPENSE	(1,731)	(1,342)	(4,264)	(3,966)
NET INCOME (LOSS)	168,475	16,178	293,261	47,793
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$163,225	$10,928	$277,511	$32,043
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	163,225	10,928	277,511	32,043
	$163,225	$10,928	$277,511	$32,043
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.78	$0.05	$1.33	$0.15
Per common unit (diluted)	$0.75	$0.05	$1.31	$0.15
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,402	208,653	209,374	208,018
Weighted average common units outstanding (diluted)	224,371	208,653	224,343	208,018
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity — common units	Total equity
BALANCE AT DECEMBER 31, 2021	208,666	$765,268	$765,268
Repurchases of common units	(262)	(2,991)	(2,991)
Restricted units granted, net of forfeitures	988	—	—
Equity–based compensation	—	6,659	6,659
Distributions	—	(56,462)	(56,462)
Charges to partners' equity for accrued distribution equivalent rights	—	(434)	(434)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	(7,002)	(7,002)
BALANCE AT MARCH 31, 2022	209,392	$699,788	$699,788
Restricted units granted, net of forfeitures	7	—	—
Equity–based compensation	—	2,273	2,273
Distributions	—	(83,759)	(83,759)
Charges to partners' equity for accrued distribution equivalent rights	—	(513)	(513)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	131,788	131,788
BALANCE AT JUNE 30, 2022	209,399	$744,327	$744,327
Restricted units granted, net of forfeitures	3	—	—
Equity–based compensation	—	4,084	4,084
Distributions	—	(87,949)	(87,949)
Charges to partners' equity for accrued distribution equivalent rights	—	(460)	(460)
Distributions on Series B cumulative convertible preferred units	—	(5,250)	(5,250)
Net income (loss)	—	168,475	168,475
BALANCE AT SEPTEMBER 30, 2022	209,402	$823,227	$823,227
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$293,261	$47,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	35,018	46,353
Accretion of asset retirement obligations	616	863
Amortization of deferred charges	1,041	1,232
(Gain) loss on commodity derivative instruments	152,095	164,923
Net cash (paid) received on settlement of commodity derivative instruments	(162,567)	(56,008)
Equity-based compensation	11,809	9,705
Exploratory dry hole expense	—	1,049
(Gain) loss on sale of assets, net	(17)	(2,850)
Changes in operating assets and liabilities:
Accounts receivable	(60,345)	(26,066)
Prepaid expenses and other current assets	(281)	165
Accounts payable, accrued liabilities, and other	(1,592)	(3,546)
Settlement of asset retirement obligations	(488)	(187)
NET CASH PROVIDED BY OPERATING ACTIVITIES	268,550	183,426
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(132)	(10,064)
Additions to oil and natural gas properties	(11,811)	(3,972)
Additions to oil and natural gas properties leasehold costs	(32)	(98)
Purchases of other property and equipment	(50)	(74)
Proceeds from the sale of oil and natural gas properties	17	317
Proceeds from farmouts of oil and natural gas properties	11,331	—
NET CASH USED IN INVESTING ACTIVITIES	(677)	(13,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(228,170)	(124,758)
Distributions to Series B cumulative convertible preferred unitholders	(15,750)	(15,750)
Repurchases of common units	(2,991)	(1,957)
Borrowings under credit facility	237,000	144,000
Repayments under credit facility	(266,000)	(166,000)
Debt issuance costs and other	—	(3,602)
NET CASH USED IN FINANCING ACTIVITIES	(275,911)	(168,067)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,038)	1,468
CASH AND CASH EQUIVALENTS – beginning of the period	8,876	1,796
CASH AND CASH EQUIVALENTS – end of the period	$838	$3,264
SUPPLEMENTAL DISCLOSURE
Interest paid	$3,203	$2,941
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2021 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2022.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2022	December 31, 2021

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$150,909	$93,005
Other	6,978	4,137
Total accounts receivable	$157,887	$97,142
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
In May 2021, the Partnership closed an acquisition of mineral and royalty acreage in the northern Midland Basin for total consideration of $20.8 million. The purchase price consisted of $10.0 million in cash and $10.8 million in common units of the Partnership. The cash consideration was funded with borrowings under the Credit Facility (as defined in Note 6 - Credit Facility) and funds from operating activities. The transaction was accounted for as a business combination with the assets acquired recorded at their estimated fair values as of the acquisition date. The assets acquired consisted of $4.9 million of proved oil and natural gas properties, $15.6 million of unproved oil and natural gas properties, and $0.3 million of net working capital. The Partnership had no material acquisition activity during the nine months ended September 30, 2022.
Divestitures
In the third quarter of 2021, the Partnership closed on the divestiture of its wholly owned subsidiary, TLW Investments, L.L.C. ("TLW"), effective September 1, 2021 for total proceeds of $0.2 million. TLW holds non-operating working interests and overriding royalty interests primarily located in Oklahoma and Texas. TLW's assets and liabilities consisted of oil and natural gas properties with a net book value of $3.0 million and asset retirement obligations with a book value of $5.7 million at the time of sale. The Partnership had no material divestiture activity during the nine months ended September 30, 2022.
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
In May 2021, BSM and Aethon Energy ("Aethon") entered into an agreement to develop certain of the Partnership's undeveloped acreage in San Augustine County, including the working interests resulting from the partition agreement discussed above. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, ten wells to be drilled in the second and third program years, and, beginning with the fourth program year, a minimum of twelve wells per year thereafter. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.
In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a ten year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of September 30, 2022, six wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Angelina Farmout
In May 2020, the Partnership entered into a development agreement with Aethon to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to the Partnership's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, ten wells to be drilled in the second program year, and, beginning with the third program year, fifteen wells per year thereafter.
In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of September 30, 2022, sixteen wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.
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
The Partnership recognized no impairment of oil and natural gas properties for the three and nine months ended September 30, 2022 and 2021, respectively. See Note 5 - Fair Value Measurements for further discussion.
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
As of September 30, 2022, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2022, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$15,678	$(15,678)	$—
Long-term asset	Deferred charges and other long-term assets	9,008	(2,129)	6,879
Total assets		$24,686	$(17,807)	$6,879
Liabilities:
Current liability	Commodity derivative liabilities	$63,805	$(15,678)	$48,127
Long-term liability	Commodity derivative liabilities	3,954	(2,129)	1,825
Total liabilities		$67,759	$(17,807)	$49,952

		December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$51,544	$—	$51,544
Long-term liability	Commodity derivative liabilities	2,001	—	2,001
Total liabilities		$53,545	$—	$53,545

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021
	(in thousands)
Beginning fair value of commodity derivative instruments	$(107,218)	$(85,511)	$(53,545)	$(20,017)
Gain (loss) on oil derivative instruments	32,022	(10,227)	(33,096)	(69,296)
Gain (loss) on natural gas derivative instruments	(36,748)	(67,334)	(118,999)	(95,627)
Net cash paid (received) on settlements of oil derivative instruments	23,275	20,811	65,512	41,223
Net cash paid (received) on settlements of natural gas derivative instruments	45,596	13,329	97,055	14,785
Net change in fair value of commodity derivative instruments	64,145	(43,421)	10,472	(108,915)
Ending fair value of commodity derivative instruments	$(43,073)	$(128,932)	$(43,073)	$(128,932)
The Partnership had the following open derivative contracts for oil as of September 30, 2022:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2022
Third Quarter	220,000	$66.47	$55.29	$83.91
Fourth Quarter	660,000	66.47	55.29	83.91
2023
First Quarter	510,000	$79.16	$73.00	$85.93
Second Quarter	420,000	80.84	73.00	89.50
Third Quarter	420,000	80.84	73.00	89.50
Fourth Quarter	420,000	80.84	73.00	89.50

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2022:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2022
Fourth Quarter	9,000,000	$3.12	$2.80	$4.30
2023
First Quarter	9,000,000	$5.07	$3.28	$6.59
Second Quarter	8,190,000	5.15	3.28	6.59
Third Quarter	8,280,000	5.15	3.28	6.59
Fourth Quarter	8,280,000	5.15	3.28	6.59

The Partnership entered into the following derivative contracts for oil subsequent to September 30, 2022:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2023
First Quarter	60,000	$77.50	$77.50	$77.50
Second Quarter	60,000	77.50	77.50	77.50
Third Quarter	60,000	77.50	77.50	77.50
Fourth Quarter	60,000	77.50	77.50	77.50
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2022 and December 31, 2021 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2022
Financial Assets
Commodity derivative instruments	$—	$24,686	$—	$(17,807)	$6,879
Financial Liabilities
Commodity derivative instruments	$—	$67,759	$—	$(17,807)	$49,952
As of December 31, 2021
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	$—	$53,545	$—	$—	$53,545
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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of September 30, 2022 or December 31, 2021.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. In October 2022, the Partnership revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and the Partnership elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. No other significant terms were changed as part of the amendment. Please see Item 5 of Part II of this quarterly report for a more detailed description of the amendment to the Credit Facility. The next semi-annual redetermination is scheduled for April 2023.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2021 and September 30, 2022, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the applicable margin for LIBOR ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base. In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR").
The weighted-average interest rate of the Credit Facility was 5.50% and 2.61% as of September 30, 2022 and December 31, 2021, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of September 30, 2022, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $60.0 million and $89.0 million at September 30, 2022 and December 31, 2021, respectively. The unused portion of the available borrowings under the Credit Facility were $340.0 million and $311.0 million at September 30, 2022 and December 31, 2021, respectively.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2022 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cash—short and long-term incentive plans	$1,422	$2,118	$4,381	$5,232
Equity-based compensation—restricted common units	1,054	1,073	3,030	3,059
Equity-based compensation—restricted performance units	2,949	1,762	7,186	5,620
Board of Directors incentive plan	531	337	1,593	1,026
Total incentive compensation expense	$5,956	$5,290	$16,190	$14,937
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.0 million for the performance cash awards and $16.4 million for the performance equity awards (1,412,008 performance units with a weighted-average grant date fair value of $11.58 per unit). As of September 30, 2022, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of September 30, 2022 and December 31, 2021. The Series B cumulative convertible preferred units are

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
The Partnership has the option to redeem the Series B cumulative convertible preferred units for a 90-day period beginning on November 28, 2023 at a redemption price of $21.41 per Series B cumulative convertible preferred unit. Thereafter, the Partnership may redeem the Series B cumulative convertible preferred units at par within a 90-day period on each second anniversary following November 28, 2023.
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
The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$168,475	$16,178	$293,261	$47,793
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$163,225	$10,928	$277,511	$32,043
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	163,225	10,928	277,511	32,043
	$163,225	$10,928	$277,511	$32,043
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.78	$0.05	$1.33	$0.15
Per common unit (diluted)[1]	$0.75	$0.05	$1.31	$0.15
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,402	208,653	209,374	208,018
Effect of dilutive securities	14,969	—	14,969	—
Weighted average common units outstanding (diluted)	224,371	208,653	224,343	208,018

1 For the Three Months Ended September 30, 2022 and the Nine Months Ended September 30, 2022, diluted net income (loss) attributable to common units included distributions on Series B cumulative convertible preferred units of $5.3 million and $15.8 million, respectively.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	—	14,969	—	14,969

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions declared and paid per common unit	$0.4200	$0.2500	$1.0900	$0.6000

Common Unit Repurchase Program
On November 5, 2018, the Board authorized the repurchase of up to $75.0 million in common units. The repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the nine months ended September 30, 2022. As of September 30, 2022, the Partnership has repurchased $4.2 million in common units under the repurchase program since inception. The repurchase program is funded from the Partnership's cash on hand or availability on the Credit Facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
On October 19, 2022, the Board approved a distribution for the three months ended September 30, 2022 of $0.45 per common unit. Distributions will be payable on November 17, 2022 to unitholders of record at the close of business on November 10, 2022.
In October 2022 the Partnership revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and the Partnership elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. No other significant terms were changed as part of the amendment. Please see Item 5 of Part II of this quarterly report for a more detailed description of the amendment to the Credit Facility.

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
As of September 30, 2022, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 70,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
Shelby Trough Development Update
Aethon has successfully turned ten wells to sales and has commenced operations on eight additional wells under the development agreement covering Angelina County. Aethon has turned four wells to sales and is currently drilling one well with another one waiting on completion under the separate development agreement covering San Augustine County. Aethon’s completions are more intensive than those of prior operators in the area and result in higher initial flowback rates. Additionally, XTO Energy has turned to sales the three wells on our Shelby Trough acreage in San Augustine county that were originally spud in 2019.
Austin Chalk Update
We have entered into agreements with multiple operators to drill wells in the Austin Chalk in East Texas, where we have significant acreage positions. The results of our three- well test program in the Brookeland Field demonstrates that modern completion technology can greatly improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. In addition to the test well program, eighteen new horizontal wells have been drilled on our acreage to test various portions of the field across a four-county area. Although production results have varied on those wells, the play is becoming better delineated, with consistent well performance across certain areas. Seven operators are actively engaged in redevelopment of the field, with four rigs currently running in the play. To date, twenty-two wells with modern completions are now producing in the area, and an additional five are currently either being drilled or completed.
Business Environment
The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.
COVID-19 Pandemic and Market Conditions
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, most travel restrictions have been lifted, and many businesses have reopened. We have transitioned to a hybrid work environment offering employees the ability to work remotely most days and, subject to compliance with our health and safety guidelines, in the office on other days.
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
Commodity prices have continued to recover in 2022, due to several factors, including higher demand for oil, natural gas, and natural gas liquids ("NGLs") from the lows of the pandemic, ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners, and supply constraints due to Russia's military incursion into Ukraine and the subsequent sanctions imposed on Russia. Rising inflation and actions taken by the Federal Reserve and other central banks to moderate inflation, including increasing interest rates, have reduced expectations for economic growth and contributed to volatility in commodity prices during the third quarter of 2022. The current price environment remains uncertain as responses to the COVID-19 pandemic, rising inflation, and the conflict in Ukraine continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

The following table reflects commodity prices as of the last day of each quarter presented:

	2022			2021
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$79.91	$107.76	$100.53	$75.22	$73.52	$59.19
Henry Hub spot natural gas ($/MMBtu)	6.40	6.54	5.46	5.58	3.79	2.52
1 Source: EIA
Natural Gas Exports
Rising levels of U.S. LNG exports have been a growing source of demand and have positively impacted natural gas prices, particularly in the Gulf Coast region where the majority of our natural gas is produced. LNG prices have been volatile in 2022 resulting from the uncertainty in the global natural gas markets leading up to and following Russia's full-scale invasion of Ukraine, as well as from weather-related fluctuations in natural gas demand. Net natural gas exports averaged 10.8 Bcf per day in the nine months ended September 30, 2022, an 11% increase from the 2021 average. On June 9, 2022, Freeport LNG shut down its Gulf Coast LNG export facility, which represents approximately 20% of the total U.S. export capacity, due to an explosion at the facility. In an August 23, 2022 statement, Freeport LNG indicated that it anticipates the export facility to be restored to 85% capacity by the end of November and full operations to resume by March 2023. The EIA forecasts average exports of 11.8 Bcf per day for the rest of 2022 and 12.3 Bcf per day for 2023. The EIA forecast reflects the assumption that global natural gas demand remains strong and that expected additional U.S. LNG export capacity comes online.
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count as of the last day of each quarter presented:

	2022			2021
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	604	594	531	421	372	324
Natural gas	159	157	137	99	98	92
Other	2	2	2	1	—	1
Total	765	753	670	521	470	417
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories concluded the injection season in October 2022 at 3.5 Tcf, which is 6% lower than the previous five-year average.
The following table shows natural gas storage volumes by region as of the last day of each quarter presented:

	2022			2021
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	756	461	268	779	513	307
Midwest	916	535	317	934	623	401
Mountain	184	134	89	201	173	112
Pacific	247	235	161	243	244	194
South Central	1,003	886	581	1,013	1,005	749
Total	3,106	2,251	1,416	3,170	2,558	1,763
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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2022 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2022, we have hedged 98% and 66% of our available oil and condensate hedge volumes for 2022 and 2023, respectively. As of September 30, 2022, we have also hedged 72% and 65% of our available natural gas hedge volumes for 2022 and 2023, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$168,475	$16,178	$293,261	$47,793
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	12,208	14,925	35,018	46,353
Interest expense	1,693	1,359	4,264	4,197
Income tax expense (benefit)	140	20	229	(131)
Accretion of asset retirement obligations	209	273	616	863
Equity–based compensation	4,534	3,172	11,809	9,705
Unrealized (gain) loss on commodity derivative instruments	(64,145)	43,421	(10,472)	108,915
(Gain) loss on sale of assets, net	—	(2,850)	(17)	(2,850)
Adjusted EBITDA	123,114	76,498	334,708	214,845
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(8)	(2)	(23)	(16)
Cash interest expense	(1,346)	(1,011)	(3,223)	(2,965)
Preferred unit distributions	(5,250)	(5,250)	(15,750)	(15,750)
Distributable cash flow	$116,510	$70,235	$315,712	$196,114

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Three Months Ended September 30,
	2022	2021	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	844	922	(78)	(8.5)%
Natural gas (MMcf)[1]	16,994	15,467	1,527	9.9%
Equivalents (MBoe)	3,676	3,500	176	5.0%
Equivalents/day (MBoe)	40.0	38.0	2.0	5.3%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$95.07	$67.15	$27.92	41.6%
Natural gas ($/Mcf)[1]	8.11	4.73	3.38	71.5%
Equivalents ($/Boe)	$59.30	$38.60	$20.70	53.6%
Revenue:
Oil and condensate sales	$80,240	$61,916	$18,324	29.6%
Natural gas and natural gas liquids sales[1]	137,756	73,167	64,589	88.3%
Lease bonus and other income	3,159	2,305	854	37.0%
Revenue from contracts with customers	221,155	137,388	83,767	61.0%
Gain (loss) on commodity derivative instruments	(4,726)	(77,561)	72,835	(93.9)%
Total revenue	$216,429	$59,827	$156,602	261.8%
Operating expenses:
Lease operating expense	$2,896	$3,303	$(407)	(12.3)%
Production costs and ad valorem taxes	17,856	14,331	3,525	24.6%
Exploration expense	10	5	5	100.0%
Depreciation, depletion, and amortization	12,208	14,925	(2,717)	(18.2)%
General and administrative	13,044	12,320	724	5.9%
Other expense:
Interest expense	1,693	1,359	334	24.6%
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
Revenue
Total revenue for the quarter ended September 30, 2022 increased compared to the quarter ended September 30, 2021. The increase in total revenue from the corresponding period is primarily due to an increase in sales of oil and condensate, natural gas, and NGLs in addition to unrealized gains from our commodity derivative instruments and an increase in our lease bonus and other income.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to higher realized commodity prices. Our mineral and royalty interest oil and condensate volumes accounted for 94% and 92% of total oil and condensate volumes for quarters ended September 30, 2022 and 2021, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended September 30, 2022 as compared to the corresponding prior period. The increase was primarily due to higher realized commodity prices between the comparative periods and higher production volumes due to the timing of new development. The increase in natural gas and NGL production was primarily driven by new activity in the Louisiana portion of the Haynesville/Bossier play trend. The increase was partially offset by the natural decline in producing wells in the Shelby Trough outpacing new activity from the Aethon development program, which has not yet fully ramped up, in addition to lower working interest volumes in the area as a result of the farmout agreements put in place in 2017. Mineral and royalty interest production accounted for 93% and 85% of our natural gas volumes for the quarters ended September 30, 2022 and 2021, respectively.
Gain (loss) on commodity derivative instruments. During the third quarter of 2022, we recognized a decrease in losses from our commodity derivative instruments compared to the same period in 2021. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended September 30, 2022, we recognized $68.9 million of realized losses and $64.1 million of unrealized gains from our oil and natural gas commodity contracts, compared to $34.1 million of realized losses and $43.4 million of unrealized losses in the same period in 2021. The unrealized gains on our commodity contracts during the third quarter of 2022 and the unrealized losses for the same period in 2021 were primarily driven by changes in the forward commodity price curves for oil and natural gas during each period.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2022 was higher than the same period in 2021. Leasing activity in the Haynesville/Bossier and Wolfcamp plays made up the majority of lease bonus and other income for the third quarter of 2022, and a substantial portion for the third quarter of 2021.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended September 30, 2022 as compared to the same period in 2021 due to a decrease in working interest production volumes in the period as a result of continued declines from our remaining working interest properties. Due to the fixed costs from these remaining properties, our lease operating expense per BOE increased from the comparative period.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2022, production costs and ad valorem taxes increased as compared to the quarter ended September 30, 2021, primarily due to higher production taxes stemming from rising commodity prices and higher ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for the quarter ended September 30, 2022 and in the corresponding prior period in 2021.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended September 30, 2022 as compared to the same period in 2021, primarily due to a reduction in cost basis from depreciation, depletion, and amortization recorded during the prior twelve months with an increase in proved developed producing reserve quantities.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2022, general and administrative expenses increased slightly as compared to the same period in 2021, primarily due to a $1.2 million increase in equity incentive compensation offset by a $0.4 million decrease in cash compensation. The increase in equity incentive compensation was due to higher costs recognized for performance-based incentive awards resulting from larger upward movements in our common unit price during the three months ended September 30, 2022 compared to the corresponding prior period.
Interest expense. Interest expense was higher in the third quarter of 2022 relative to the corresponding period in 2021, due to higher interest rates partially offset by lower average outstanding borrowings under our Credit Facility.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,574	2,610	(36)	(1.4)%
Natural gas (MMcf)[1]	42,648	46,053	(3,405)	(7.4)%
Equivalents (MBoe)	9,682	10,286	(604)	(5.9)%
Equivalents/day (MBoe)	35.5	37.7	(2.2)	(5.8)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$97.27	$61.31	$35.96	58.7%
Natural gas ($/Mcf)[1]	7.61	3.75	3.86	102.9%
Equivalents ($/Boe)	$59.39	$32.33	$27.06	83.7%
Revenue:
Oil and condensate sales	$250,367	$160,028	$90,339	56.5%
Natural gas and natural gas liquids sales[1]	324,691	172,537	152,154	88.2%
Lease bonus and other income	10,262	12,195	(1,933)	(15.9)%
Revenue from contracts with customers	585,320	344,760	240,560	69.8%
Gain (loss) on commodity derivative instruments	(152,095)	(164,923)	12,828	7.8%
Total revenue	$433,225	$179,837	$253,388	140.9%
Operating expenses:
Lease operating expense	$9,256	$9,804	$(548)	(5.6)%
Production costs and ad valorem taxes	51,309	35,469	15,840	44.7%
Exploration expense	192	1,080	(888)	(82.2)%
Depreciation, depletion, and amortization	35,018	46,353	(11,335)	(24.5)%
General and administrative	39,326	37,359	1,967	5.3%
Other expense:
Interest expense	4,264	4,197	67	1.6%
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
Revenue
Total revenue for the nine months ended September 30, 2022 increased compared to the corresponding prior period. The increase in total revenue is due to increased sales of oil and condensate, natural gas, and NGLs in addition to a decreased loss from our commodity derivative instruments for the nine months ended September 30, 2022 compared to the same period in 2021. The overall increase in total revenue was partially offset by a decrease in lease bonus and other income for the nine months ended September 30, 2022 compared to the same period in 2021.
Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2022 increased compared to the corresponding prior period due to higher realized commodity prices. Our mineral and royalty interest oil and condensate volumes accounted for 93% and 92% of total oil and condensate volumes for the nine month periods ended September 30, 2022 and 2021, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2022 increased compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in natural gas and NGL production was primarily driven by the natural decline in producing wells in the Shelby Trough outpacing new activity from the Aethon development program, which has not yet fully ramped up, in addition to lower working interest volumes in the area as a result of the farmout agreements put in place in 2017. The decrease was partially offset by new activity in the Louisiana portion of the Haynesville/Bossier play trend. Mineral and royalty interest production accounted for 91% and 83% of our natural gas volumes for the nine months ended September 30, 2022 and 2021, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2022, we recognized a decreased loss from our commodity derivative instruments compared to the same period in 2021. In the nine months ended September 30, 2022, we recognized $162.6 million of realized losses and $10.5 million of unrealized gains from our oil and natural gas commodity contracts, compared to $56.0 million of realized losses and $108.9 million of unrealized losses in the same period in 2021. The unrealized gains on our commodity contracts during the nine months ended September 30, 2022 and 2021 were primarily driven by changes in the forward commodity price curves for oil and natural gas during each period.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2022 was lower than the same period in 2021. Leasing activity in the Haynesville/Bossier and Wolfcamp plays made up the majority of lease bonus and other income for the nine months ended September 30, 2022, and for the corresponding prior period.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2022 as compared to the same period in 2021 due to a decrease in working interest production volumes as a result of continued declines from our remaining working interest properties. Due to the fixed costs from these remaining properties, our lease operating expense per BOE increased from the comparative period.
Production costs and ad valorem taxes. For the nine months ended September 30, 2022, production costs and ad valorem taxes increased as compared to the nine months ended September 30, 2021, primarily due to higher production taxes stemming from rising commodity prices and higher ad valorem tax estimates.
Exploration expense. Exploration expense for the nine months ended September 30, 2022 was minimal. Exploration expense for the nine months ended September 30, 2021 primarily related to a dry hole drilled in the first quarter of 2021.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to a reduction in cost basis from depreciation, depletion, and amortization recorded during the prior twelve months with an increase in proved developed producing reserve quantities as well as lower natural gas production volumes.
General and administrative. For the nine months ended September 30, 2022, general and administrative expenses increased as compared to the same period in 2021, primarily due to a $0.4 million increase in cash compensation and a $1.5 million increase in equity incentive compensation. The increase in equity incentive compensation was due to higher costs recognized for performance-based incentive awards resulting from larger upward movements in our common unit price during the nine months ended September 30, 2022 compared to the corresponding prior period.
Interest expense. Interest expense was higher in the nine months ended September 30, 2022 than in the prior period primarily due to higher interest rates partially offset by lower average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of September 30, 2022, we had outstanding borrowings of $60.0 million under the Credit Facility.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change

	(in thousands)
Cash flows provided by operating activities	$268,550	$183,426	$85,124
Cash flows used in investing activities	(677)	(13,891)	13,214
Cash flows used in financing activities	(275,911)	(168,067)	(107,844)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the nine months ended September 30, 2022 as compared to the same period of 2021. The increase was primarily due to higher oil and condensate sales and natural gas and NGL sales due to higher realized commodity prices in the nine months ended September 30, 2022 compared to the same period of 2021. The overall increase was partially offset by higher cash settlements paid on our commodity derivative instruments.
Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2022 decreased as compared to the same period of 2021. The decrease was primarily due to minimal cash paid for acquisitions of oil and natural gas properties in the nine months ended September 30, 2022 compared to the same period of 2021.
Financing Activities. Cash flows used in financing activities increased for the nine months ended September 30, 2022 as compared to the same period of 2021. The increase was primarily due to higher distributions to unitholders.
Development Capital Expenditures
Our 2022 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.0 million, net of farmout reimbursements, of which $0.5 million has been invested in the nine months ended September 30, 2022. The majority of this capital is anticipated to be spent for workovers and recompletions on existing wells in which we own a working interest.

Credit Facility
Pursuant to our $1.0 billion senior secured revolving credit agreement, as amended (the “Credit Facility”), the commitment of the lenders equals the least of the aggregate maximum credit amounts of the lenders, the then-effective borrowing base, which is determined based on the lenders’ estimated value of our oil and natural gas properties, and the aggregate elected commitment, as it may be adjusted from time to time. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. As of September 30, 2022, we had outstanding borrowings of $60.0 million at a weighted-average interest rate of 5.50%.
The borrowing base is redetermined semi-annually, typically in April and October of each year, by the administrative agent, taking into consideration the estimated loan value of our oil and natural gas properties consistent with the administrative agent’s normal lending criteria. The administrative agent’s proposed redetermined borrowing base must be approved by all lenders to increase our existing borrowing base, and by two-thirds of the lenders to maintain or decrease our existing borrowing base. In addition, we and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. In October 2022, we revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and we elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. No other significant terms were changed as part of the amendment. Please see Item 5 of Part II of this quarterly report for a more detailed description of the amendment to the Credit Facility. The next semi-annual redetermination is scheduled for April 2023.
Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to an alternative base rate (which is equal to the greatest of the Prime Rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) or LIBOR, in each case, plus the applicable margin. As of December 31, 2021 and September 30, 2022, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the applicable margin for LIBOR ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base. In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR").
We are obligated to pay a quarterly commitment fee ranging from a 0.375% to 0.500% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing base. Principal may be optionally repaid from time to time without premium or penalty, other than customary SOFR breakage, and is required to be paid (a) if the amount outstanding exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise, in some cases subject to a cure period, or (b) at the maturity date. Our Credit Facility is secured by substantially all of our oil and natural gas production and assets.
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of September 30, 2022, we were in compliance with all debt covenants.

Contractual Obligations
As of September 30, 2022, there have been no material changes to our contractual obligations previously disclosed in our 2021 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of September 30, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.
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
To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended September 30, 2022 by 10%. This results in an approximate 1% reduction of proved reserve volumes as compared to the unadjusted September 30, 2022 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2022, we had seven counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of September 30, 2022, we had $60.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 5.50%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.5 million for the nine months ended September 30, 2022, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The federal funds rate has increased from effectively zero in early 2022 to approximately 3% in September 2022. As interest rates increase, the trading price of our common units could decline. Please see "Risk Factors - Distributions to Unitholders: Price of Units and Other Risks - Increases in interest rates may cause the market price of our common units to decline." in our Form 10-K.

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

Item 5. Other Information

Item 1.01 Entry Into a Material Definitive Agreement
On October 31, 2022, Black Stone Minerals Company, L.P., as borrower, the Partnership, a syndicate of lenders, and Wells Fargo Bank, National Association, as administrative agent, entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Fourth Amended and Restated Credit Agreement, as amended. The Amended Credit Agreement principally modifies the prior agreement to:

(i)extend the maturity date to October 31, 2027;

(ii)increase the borrowing base to $550 million until its next scheduled redetermination date;

(iii)reallocate commitments among the lenders and set aggregate commitments at $375 million; and

(iv)transition to SOFR-based interest rates, maintaining the existing Applicable Margin, as defined in the Amended Credit Agreement, of 2.50% to 3.50% for SOFR Loans and 1.50% to 2.50% for Base Rate Loans (each as defined in the Amended Credit Agreement).

The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The description of the Amended Credit Agreement provided above under Item 1.01 is incorporated in this Item 2.03 by reference.

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

10.1*	Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and PNC Capital Markets LLC, as Co-Syndication Agents, Zions Bancorporation, N.A., DBA Amegy Bank, as Documentation Agent, and the lenders signatory thereto, dated as of October 31, 2022

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 1, 2022	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
President and Chief Financial Officer
(Principal Financial Officer)