Form 10-K
period 2022-12-31
Black Stone Minerals, L.P.
filed 2023-02-23
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $2,278,235,601 on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $13.69 per unit as reported by the New York Stock Exchange on such date. As of February 17, 2023, 209,683,640 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
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
•Risks exist related to our unaffiliated operators on which we depend for exploration, development and production on the properties underlying our mineral and royalty interests and non-operated working interests, including their efficiency, their timely royalty payments, and their ability to obtain needed capital or financing;
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
•We or our operators may be unable to obtain needed capital;
•Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions;
•Any acquisitions of additional mineral and royalty interests present substantial risks;
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
•Finally, our business is subject to general risk factors likely common to most publicly traded issuers.

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
General
Black Stone Minerals, L.P. (“BSM,” the “Partnership,” “we” or “us”) is one of the largest owners and managers of oil and natural gas mineral interests in the United States ("U.S."). Our principal business is maximizing the value of our existing mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests. We maximize value through marketing our mineral assets for lease, creatively structuring the terms on those leases to encourage and accelerate drilling activity, and selectively participating alongside our lessees on a working interest basis. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for stable production and reserves over time, allowing the majority of generated cash flow to be distributed to unitholders.
We own mineral interests in approximately 16.8 million gross acres, with an average 43.5% ownership interest in that acreage. We also own NPRIs in 1.8 million gross acres and ORRIs in 1.6 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in over 68,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Springs in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

Our Assets
As of December 31, 2022, our total estimated proved oil and natural gas reserves were 64,115 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of our total reserves as of December 31, 2022, approximately 91% were proved developed reserves and approximately 9% were proved undeveloped reserves. At December 31, 2022, our estimated proved reserves were 30% oil and 70% natural gas.
The locations of our oil and natural gas properties are presented on the following map. Additional information related to these properties is provided below under "Our Properties" by major geographical region and by material resource play, as denoted on the map below.

WESTERN US
ROCKY MOUNTAINS
MID-CONTINENT
EASTERN US
SOUTHWESTERN US
GULF COAST
MONTANA THRUST BELT
Bakken / Three Forks
WILLISTON
BIGHORN
POWDER RIVER
GREATER GREEN RIVER
EASTERN GREAT
UINTA-PICEANCE
NORTH PARK
DENVER / JULESBURG
PARADOX
SAN JOAQUIN
SANTA MARIA
VENTURA
LOS ANGELES
SAN JUAN
RATON
DALHART
WHITTENBURG
ANADARKO
CHEROKEE PLATFORM
FOREST CITY
ARKOMA
ARDMORE
MARIETTA
FORT WORTH
PALO DURO
Delaware
Midland
PERMIAN
MARFA
Eagle Ford
WESTERN GULF
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
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2022, approximately 26% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests.
The majority of our producing mineral and royalty interest acreage is pooled with third-party acreage to form pooled units. Pooling proportionately reduces our royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which we have such reduced royalty interest.
Non-Operated Working Interests
We own non-operated working interests related to our mineral interests in various plays across our asset base. The majority of our working interest exposure is in the Haynesville/Bossier play in San Augustine County, Texas and Angelina County, Texas where we own non-operated working interests. We have farmout arrangements in place for our entire working interest position in that area. In 2022, we also entered into agreements with multiple operators to drill wells in the Austin Chalk in East Texas, where we have significant acreage positions and in some instances are participating alongside our operators as a working interest partner. We also hold working interests acquired through working interest participation rights, which we often include in the terms of our leases. This participation right complements our core mineral and royalty interest business because it allows us to realize additional value from our minerals. Under the terms of the relevant leases, we are typically granted a unit-by-unit or a well-by-well option to participate on a non-operated working interest basis in drilling opportunities on our mineral acreage. This right to participate in a unit or well is exercisable at our sole discretion. We generally only exercise this option when the results from prior drilling and production activities have substantially reduced the economic risk associated with development drilling and where we believe the probability of achieving attractive economic returns is high.
Beginning in 2017, we significantly reduced the number of wells in which we participate with a working interest. We generally farm out or sell these participation rights to third parties and often retain some form of non-cost-bearing interest in those wells, such as an overriding royalty interest.
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 8% of our total production volumes during the year ended December 31, 2022. As of December 31, 2022, we owned non-operated working interests in 3,186 gross (177 net) wells.
Our 2023 capital expenditure budget associated with our non-operated working interests is expected to be approximately $6.9 million. The majority of this capital is anticipated to be spent on a well in the Austin Chalk play and the remaining will be spent for workovers and recompletions on existing wells in which we own a working interest in the Shelby Trough play.

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
In May 2021, we entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, we entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, we amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all our working interests under active development by Aethon in San Augustine County, Texas and continue for a ten year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of our working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM were obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding our working interest for the duration of each farmout agreement. We will receive an overriding royalty interest ("ORRI") before payout and, in most cases, an increased ORRI after payout on all wells drilled under the farmout agreements. As of December 31, 2022, ten wells had been spud in the contract area subject to the Canaan, Azul, and JWM Farmouts.

The following tables present the working interests each farmout partner will earn within the contract area under the San
Augustine farmout agreements:
Brent Miller Area

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8th basis
Canaan	64.0%	32.0%
Azul	20.0%	10.0%
JWM	16.0%	8.0%
Total	100.0%	50.0%
Other Areas

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8th basis
Canaan	40.0%	10.0%
Azul	50.0%	12.5%
JWM	10.0%	2.5%
Total	100.0%	25.0%
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
In November 2020, we entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers our share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of our working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal was obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding our working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, we will obtain a majority of the original working interest in such well group. As of December 31, 2022, a total of eighteen wells have been spud in the contract area subject to the Pivotal Farmout.

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
The following tables present information about our mineral and royalty interests and working interests by BSM Land Region:

	Acreage as of December 31, 2022[1]
	Mineral and Royalty Interests						Working Interests[2]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Gulf Coast	7,911,044	52.0%	553,131	4.7%	188,434	2.9%	327,201	80,696
Southwestern U.S.	2,768,808	25.4%	993,409	3.9%	196,687	1.7%	17,961	11,961
Rocky Mountains	2,123,593	15.4%	243,159	3.4%	857,944	2.5%	84,821	14,988
Eastern U.S.	1,656,801	47.4%	1,727	4.0%	74,247	1.3%	13,468	1,375
Mid-Continent	1,309,068	34.6%	38,812	4.3%	280,813	3.7%	53,391	31,083
Western U.S.	1,025,566	89.2%	331	1.8%	28,657	3.2%	—	—
Total	16,794,880	43.5%	1,830,569	4.1%	1,626,782	2.6%	496,842	140,103

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

3 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the BSM Land Region. Our weighted average royalty interest for all of our mineral interests is approximately 21%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2022[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2022	2021	2020	2022	2021	2020
Gulf Coast	14,047	1,332	21,019	19,539	18,878	2,108	3,820	6,491
Southwestern U.S.	26,813	632	5,703	5,442	6,388	69	134	143
Rocky Mountains	15,197	819	4,545	5,138	4,983	534	585	680
Eastern U.S.	1,573	7	835	754	907	3	16	17
Mid-Continent	9,077	394	1,972	1,796	1,986	84	555	837
Western U.S.	598	2	261	267	273	—	—	—
Total	67,305	3,186	34,335	32,936	33,415	2,798	5,110	8,168
1 We own both mineral and royalty interests and working interests in 2,029 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 75% of our aggregate production for the year ended December 31, 2022.
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
The following tables present information about our mineral and royalty interests and non-operated working interests by material resource play.

	Acreage as of December 31, 2022[1]
	Mineral and Royalty Interests						Working Interests[2]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[3]	Gross Acres	Net %[4]	Gross Acres	Net %[4]	Gross Acres	Net Acres
Bakken/ Three Forks	397,340	17.0%	38,544	1.4%	12,809	1.3%	48,484	6,544
Haynesville/Bossier	402,865	61.2%	28,516	3.1%	26,660	5.8%	157,036	32,844
Permian-Midland	221,470	4.9%	128,486	2.3%	102,536	0.4%	160	4
Permian-Delaware	133,797	9.4%	39,743	2.6%	5,163	3.1%	2,320	910
Eagle Ford	67,414	14.4%	106,729	1.3%	48,220	2.2%	1,147	87
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
3 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the resource play. Our weighted average royalty interest for all of our mineral interests is approximately 21%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2022[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2022	2021	2020	2022	2021	2020
Bakken/ Three Forks	4,152	523	3,458	3,848	3,694	377	408	485
Haynesville/Bossier	1,236	92	16,867	15,935	14,525	1,504	3,179	5,756
Permian-Midland	2,854	4	2,623	2,457	2,640	—	—	—
Permian-Delaware	810	11	1,902	1,725	2,136	24	39	39
Eagle Ford	988	27	1,122	838	1,137	8	15	9
1 We own both mineral and royalty interests and working interests in 618 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2022, 2021, and 2020 shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Richard B. Talley, Jr. Mr. Talley, a Licensed Professional Engineer in the State of Texas (License No. 102425), has been practicing consulting petroleum engineering at NSAI since 2004 and has over five years of prior industry experience. He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. As technical principal, Mr. Talley meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report as of December 31, 2022 is attached as an exhibit to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Garrett Gremillion, our Vice President, Engineering, was primarily responsible for overseeing the preparation of our reserve estimates for 2022, 2021 and 2020. Mr. Gremillion is a petroleum engineer with approximately 13 years of reservoir-engineering experience.
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
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All our estimated proved reserves as of December 31, 2022, 2021, and 2020 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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

Summary of Estimated Proved Reserves
Estimates of reserves are prepared using oil and natural gas prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month within the year the estimates are prepared. For estimates of oil reserves, the average WTI spot oil prices used were $94.14, $66.55, and $39.54 per barrel as of December 31, 2022, 2021, and 2020, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $6.36, $3.60, and $1.99 per MMBTU as of December 31, 2022, 2021, and 2020, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $92.01 per barrel for oil and $6.50 per Mcf for natural gas as of December 31, 2022, $63.17 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2021, and $36.43 per barrel for oil and $1.60 per Mcf for natural gas as of December 31, 2020.
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
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2022	2021	2020
	(Unaudited)
Estimated proved developed:
Oil (MBbls)	19,184	19,111	15,952
Natural gas (MMcf)	236,529	224,222	230,411
Total (MBoe)	58,606	56,481	54,354
Estimated proved undeveloped:
Oil (MBbls)	—	60	—
Natural gas (MMcf)	33,057	19,695	9,800
Total (MBoe)	5,509	3,343	1,633
Estimated proved reserves:
Oil (MBbls)	19,184	19,171	15,952
Natural gas (MMcf)	269,586	243,917	240,211
Total (MBoe)	64,115	59,824	55,987
Percent proved developed	91.4%	94.4%	97.1%
Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary for the same property. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. Please read Part I, Item 1A. “Risk Factors.”
Additional information regarding our estimated proved reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the estimated proved reserve report as of December 31, 2022, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves
As of December 31, 2022, our PUDs comprised 33,057 MMcf of natural gas, or 5,509 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2022 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2021	3,343
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	5,509
Revisions of previous estimates	—
Transfers to estimated proved developed	(3,343)
As of December 31, 2022	5,509
New PUD reserves totaling 5,509 MBoe were added during the year ended December 31, 2022, resulting from development activities in the Haynesville/Bossier play. In 2022 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2022, we had no upward revisions to PUD reserves and converted 3,343 MBoe of PUD reserves to PDP reserves.
During the year ended December 31, 2022, no costs were incurred relating to the development of locations that were classified as PUDs as of December 31, 2021. The PUDs that were developed during 2022 were primarily Haynesville/Bossier PUDs in which our working interest was farmed out. Additionally, during the year ended December 31, 2022, we incurred $0.7 million drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2021. There are no estimated future development costs projected for the development of PUD reserves associated with our working interests as of December 31, 2022. All our PUD drilling locations as of December 31, 2022 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have received and approved an AFE. As of December 31, 2022, our PUD reserves consists of 14 wells in various stages of drilling or completions. As of December 31, 2022, approximately 9% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2022, 26% of our production and 44% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGL sales were 74% of our production and 56% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Production:
Oil and condensate (MBbls)	3,591	3,646	3,895
Natural gas (MMcf)[1]	59,778	61,445	67,945
Total (MBoe)	13,554	13,887	15,219
Average daily production (MBoe/d)	37.1	38.0	41.6
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$93.65	$64.67	$38.16
Natural gas and natural gas liquids sales (per Mcf)[1]	$7.28	$4.16	$2.04
Unit Cost per Boe:
Production costs and ad valorem taxes	$4.89	$3.59	$2.86
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2022[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	46,989	2,221	44
Natural Gas	20,316	965	133
Total	67,305	3,186	177
1 We own both mineral and royalty interests and working interests in 2,029 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2022:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	440,771	8,211,838	8,652,609
Southwestern U.S.	629,218	3,329,686	3,958,904
Rocky Mountains	885,280	2,339,416	3,224,696
Eastern U.S.	82,218	1,650,557	1,732,775
Mid-Continent	523,543	1,105,150	1,628,693
Western U.S.	28,660	1,025,894	1,054,554
Total	2,589,690	17,662,541	20,252,231
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
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2022:

	Developed Acreage[1]		Undeveloped Acreage[1]		Total Acreage[1]
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	299,276	69,526	27,925	11,170	327,201	80,696
Southwestern U.S.	17,961	11,961	—	—	17,961	11,961
Rocky Mountains	84,821	14,988	—	—	84,821	14,988
Eastern U.S.	13,468	1,375	—	—	13,468	1,375
Mid-Continent	53,391	31,083	—	—	53,391	31,083
Western U.S.	—	—	—	—	—	—
Total	468,917	128,933	27,925	11,170	496,842	140,103
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

The following table lists the net undeveloped acres, the net acres expiring in the years ending December 31, 2023, 2024, and 2025, and, where applicable, the net acres expiring that are subject to extension options:

	2023 Expirations		2024 Expirations		2025 Expirations
Net Undeveloped Acreage	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
11,170	4,222	4,019	1,525	1,403	1	—
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

	Year Ended December 31,
	2022	2021	2020
Gross development wells:
Productive	1.0	2.0	—
Dry	—	—	—
Total	1.0	2.0	—
Net development wells:
Productive	0.1	0.2	—
Dry	—	—	—
Total	0.1	0.2	—
Gross exploratory wells:
Productive	—	—	—
Dry	—	1.0	—
Total	—	1.0	—
Net exploratory wells:
Productive	—	—	—
Dry	—	1.0	—
Total	—	1.0	—
As of December 31, 2022, we had no wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

Environmental Matters
Oil and natural gas exploration, development, and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state, and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations that carry substantial administrative, civil, and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may delay or create significant financial burdens on operators' ability to explore for, develop, and produce oil and gas from our properties. The strict, joint, and several liability nature of such laws and regulations could impose liability upon our operators, or us as working interest owners if the operator fails to perform, regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. In addition, many environmental statues contain citizen suit provisions, and environmental groups frequently use these provisions to oppose oil and natural gas exploration and development activities and related projects. The long-term trend in environmental regulation has been towards more stringent regulations, and any changes that impact our operators and result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect our business and prospects. Below is a summary of environmental laws applicable to operations on our properties.
Waste Handling
The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development, and production activities by imposing requirements regarding waste handling. Individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. While waste products from the exploration, development and production of oil and natural gas typically constitute “solid wastes” that are subject to less stringent non-hazardous waste requirements, RCRA could be amended or the EPA or state environmental agencies could adopt policies to require those waste products to become subject to more stringent waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our operators’ capital expenditures and operating expenses, which in turn could affect production from our properties and adversely affect our business and prospects.
Remediation of Hazardous Substances
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and analogous state laws generally impose strict, joint, and several liability, without regard to fault or legality of the original conduct, for the release of a “hazardous substance” into the environment. Parties subject to liability include the current owner or operator of a contaminated facility (which can include working interest owners), a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. These “responsible parties” may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. Oil and natural gas exploration and production activities on our properties use materials that, if released, would be subject to these laws.
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
Under the CWA, the discharge of pollutants into jurisdictional wetlands or other federally regulated waters of the United States ("WOTUS") is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.
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
The SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that endangers humans, which could result in orders prohibiting or limiting the operations of oil and natural gas production facilities. The EPA has asserted regulatory authority pursuant to the SDWA's Underground Injection Control ("UIC") program over hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued guidance covering such activities. The SDWA also regulates saltwater disposal wells under the UIC Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of, order disposal wells to cease operations, or limited the construction of new wells. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances, or force them to curtail operations.
Noncompliance with the Clean Water Act, SDWA, or the OPA may result in substantial administrative, civil, and criminal penalties, as well as injunctive obligations, all of which could affect production from our properties and adversely affect our business and prospects.
Air Emissions
The federal Clean Air Act ("CAA") and comparable state laws and regulations regulate emissions of various air pollutants. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. To the extent these laws and regulations apply to our operators, they may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change and the EPA has adopted regulations that establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States.
The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The Biden administration issued an executive order calling for the suspension, revision, or rescission, of a September 2020 rule rescinding certain methane standards and removing transmission and storage segments from the source category for certain regulations, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. The

EPA has proposed regulations implementing the executive order and additional restrictions on methane and volatile organic compound emissions. The Inflation Reduction Act of 2022 ("IRA") appropriates significant federal funding for renewable energy initiatives, alongside amending the CAA to impose a first-time fee on the emissions of methane from sources required to report their GHG emissions to the EPA.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually determined reduction goals every five years after 2020. While no firm commitment or timeline to phase out or phase down all fossil fuels was made at the most recent meeting of the UN Framework Convention on Climate Change, there can be no guarantees that countries will not seek to implement such a phase out in the future.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates now in political office. These have included promises to limit emissions and curtail certain production of oil and natural gas, such as proposals in the states of New York and Washington (and implemented in New York City) to phase in mandates that newly constructed buildings be "zero emission" or "all-electric." Other actions that could be pursued by the current administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure and the permitting of LNG export facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emissions commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In September 2022, the Federal Reserve announced that six of the U.S.' largest banks will participate in a pilot climate scenario analysis exercise, launched in early 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.
Climate change may also result in various physical risks, such as the increased frequency of intensity of extreme weather events or changes in meteorological and hydrological patterns or other physical disruptions, that could adversely impact our operations, as well as those of our operators. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for heating purposes.
Hydraulic Fracturing
Our operators engage in hydraulic fracturing to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but recently the EPA and other federal agencies have asserted jurisdiction over certain aspects of hydraulic fracturing.
Several states where we own interests in oil and gas producing properties, including Colorado, North Dakota, Louisiana, Oklahoma, New Mexico, and Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, Texas, Oklahoma, and New Mexico have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position.

In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. Recent Colorado legislation, for example, includes establishment of more stringent setbacks (2,000 feet instead of 500-feet) on new oil and gas development and the elimination of routine flaring and venting of natural gas at new or existing wells across the state, and its environmental regulatory commission adopted regulations aimed at curbing methane emissions from oil and gas operations. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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
Endangered Species
The Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Some of our properties may be located in areas that are or may be designated as habitats for endangered or threatened species, and previously unprotected species may later be designated as threatened or endangered in areas where we hold interests. The listing of species in areas where we hold interests could cause our operators to incur increased costs arising from species protection measures, delay the completion of exploration and production activities, and/or result in limitations on operating activities that could have an adverse impact on our business.
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

Marketing and Major Customers
If we were to lose a significant customer, that loss could negatively affect revenue derived from our mineral and royalty interest or working interest properties. The loss of any single lessee is mitigated by our diversified customer base. The following table indicates our significant customers that accounted for 10% or more of our total oil and natural gas revenues for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
XTO Energy Inc.	12%	19%	20%
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
Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2022, Black Stone Management had 98 full-time employees and 10 contractors. Our largest departments are Accounting and Land Administration, which account for 32 and 26 respectively, of our full-time employee base. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
Recruiting. As a small, tight-knit group, our employees have broad responsibilities and we encourage continuing development in their careers. When new opportunities arise within our organization, we may look within our organization for talent to fill those needs, ask for referrals from our team (who understand the diverse skill sets, high energy and forward-thinking attitude that contributes to delivering exceptional results), or work with recruiters who specialize in the areas of our vacancies.
Compensation. As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefits programs that, we believe, are extremely competitive and reward outstanding performance. In addition to the incentive programs in place for our named executive officers, which are described in detail in our proxy statement, we have structured a cash-bonus program for non-officer employees that is dependent on an employee’s individual performance and our performance as a company. Our “extended leadership” group, consisting of 24 employees, also receives restricted-unit and performance-unit awards to encourage retention and align compensation with our company performance.
Healthcare and Other Benefits. We provide a robust suite of benefits to our employees covering all aspects of life, including 401(k) matching, medical-insurance options, and programs to encourage and support the whole person, including physical, mental and emotional, financial, social, career, and community service initiatives. Within these listed programs we provide, free to all employees, dental and vision insurance covering an employee’s entire family, caregiver support benefits, a personal financial wellness program, a tuition-reimbursement program, a building-provided fitness center, employee health care advocacy services, a wellness program providing employees the ability to earn lifestyle rewards for participating in healthy activities as well as a recently introduced recognition program to celebrate milestone service awards and other moments of excellence.
COVID. In March 2020, in response to the COVID pandemic, we implemented remote work arrangements for the majority of our employees. The added flexibility to work remotely, coming to the office when needed or for specific in-person meetings, as well as establishing core business hours for added flexibility, has been positively received by our workforce and provided a greater work-life balance during trying times. We believe these decisions, as well as our robust compensation and benefits programs, have allowed us to retain a large percentage of our workforce and to recruit top-quality employees during this time.
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
•the level of consumer product demand, including as a result of global pandemics similar to COVID-19;
•weather conditions and natural disasters;
•technological advances affecting energy consumption;
•domestic and foreign governmental regulations and taxes;
•the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
•global geopolitical conflict, including the ongoing war in Ukraine and the relationships between the United States and other countries, such as China and Russia;
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

	Year Ended December 31, 2022		During the Five Years Prior to 2022		As of December 31,
	High	Low	High[2]	Low[3]	2022	2021	2020
WTI spot crude oil ($/Bbl)[1]	$123.64	$71.05	$123.64	$8.91	$80.16	$75.33	$48.35
Henry Hub spot natural gas ($/MMBtu)[1]	9.85	3.46	23.86	1.33	3.52	3.82	2.36
1 Source: EIA
2 High prices for WTI and Henry Hub were in 2022 and 2021, respectively.
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
Approximately 44% of our 2022 oil and natural gas revenues were derived from oil and condensate sales. Any future decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2022, WTI market prices at Cushing, Oklahoma have ranged from a high of $123.64 per Bbl in 2022 to a low of $8.91 per Bbl in 2020. On December 31, 2022, the WTI spot market price of oil was $80.16. The changes in the price of oil have been caused by many factors, including periods of increasing U.S. oil production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, actions taken by members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+"), and recent fluctuations in demand as a result of the COVID-19 pandemic. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties in addition to impairments taken during 2015, 2016, and 2020, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.
Approximately 56% of our 2022 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2022, natural gas prices at Henry Hub have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. On December 31, 2022, the Henry Hub spot market price of natural gas was $3.52 per MMBtu. The changes in the price of natural gas have been caused by many factors, including periods of increasing U.S. natural gas production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, seasonal changes in demand for heating by residential and commercial customers, rising levels of U.S. natural gas exports, and recent fluctuations in demand as a result of the COVID-19 pandemic. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to further write down the value of our oil and natural gas properties in addition to impairments taken during 2015, 2016, and 2020, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness.
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
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2022, 2021, and 2020 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2022, 2021, and 2020 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2022, 2021, and 2020, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2022, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
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
In 2022, we generated 13% of our royalty revenues and 35% of our working interest revenues from three operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. Only one of these operators has an active drilling program on this acreage. Geographic and operator concentration heightens the effect of operational risks, including:
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
Access to Capital and Financing
Our Credit Facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions.
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2022, we had outstanding borrowings of $10.0 million and the aggregate maximum credit amounts of the lenders were $1.0 billion. Our borrowing base determined by the lenders under our Credit Facility in October 2022 was $550.0 million with outstanding commitments of $375.0 million and the next semi-annual redetermination is scheduled for April 2023. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.
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
Our operators’ development activities on our leases, funding our non-operated working interests, and acquisitions will require substantial capital, and we and our operators may be unable to obtain needed capital or financing on satisfactory terms or at all.
The oil and natural gas industry is capital intensive. Most of our operators are dependent on the availability of external debt and equity financing sources to maintain their drilling programs. If those financing sources are not available to the operators on favorable terms or at all, then we expect the development of our properties to be adversely affected. If the development of our properties is adversely affected, then revenues from our mineral and royalty interests and non-operated working interests may decline.
In the past, we have made substantial capital expenditures in connection with the acquisition of mineral and royalty interests and, to a lesser extent, participation in our non-operated working interests. To date, we have financed capital expenditures primarily with funding from cash generated by operations, limited borrowings under our Credit Facility, executed farmout agreements, and the issuance of equity securities.

While we are currently focused on organic growth of our existing assets and have farmed out most of our non-operated working interests, it is possible that we may need access to capital for those activities in the future. In those cases, we may restrict distributions to fund acquisitions and participation in our working interests but eventually we may need capital in excess of the amounts we retain in our business or borrow under our Credit Facility. We cannot assure you that we will be able to access external capital on terms favorable to us or at all. If we are unable to fund our capital requirements, we may be unable to complete acquisitions, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operation and cash distributions to unitholders.

Acquisitions
Any acquisitions of additional mineral and royalty interests will be subject to substantial risks.
Our principal growth strategy focuses on adding reserves on our existing properties. From time to time, however, we may acquire mineral and royalty interests. If we do make acquisitions that we believe will increase our cash generated from operations, these acquisitions may nevertheless result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, including, among other things:
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
Operations on the properties in which we hold interests are subject to various federal, state, and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, and transportation of oil and natural gas, as well as the remediation, emission, and disposal of oil and natural gas wastes, by-products thereof, and other substances and materials produced or used in connection with oil and natural gas operations, are subject to regulation under federal, state, and local laws and regulations primarily relating to protection of worker health and safety, natural resources, and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, or criminal penalties, permit revocations, requirements for additional pollution controls, and injunctions limiting or prohibiting some or all of the operations on our properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, and waste management.

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
Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations. Compliance with such regulations may require increased capital costs for third-party oil and natural gas transporters. These transporters may attempt to pass on such costs to our operators, which in turn could affect profitability on the properties in which we own mineral and royalty interests.
Our operators must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the operators of our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity.
Our operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. Please read Part I, Items 1 and 2. “Business and Properties — Environmental Matters” for a description of the laws and regulations that affect our operators and that may affect us. These and other potential regulations could increase the operating costs of our operators and delay production, which could reduce the amount of cash distributions to our unitholders.
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
Our operators engage in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Numerous federal and state laws and regulations affect our operators' ability to conduct hydraulic fracturing. Please read Part I, Items 1 and 2. "Business and properties — Environmental Matters — Hydraulic Fracturing" for a description of the laws and regulations that affect our operators and that may affect us.
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
Increasing attention to environmental, social and governance (ESG) matters may impact our business.
Increasing attention to, and social expectations on, companies to address climate change and other environmental and social impacts, investor and societal explanations regarding voluntary ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors. Please read Part I, Items 1 and 2. “Business and Properties — Environmental Matters” for an additional description of some of the many ESG-related developments that may affect us, our operators, and/or the oil and gas sector more generally.
Additionally, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. In March 2022, the U.S. Securities and Exchange Commission (“SEC”) released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. A final rule is expected to be released early 2023, but we cannot predict what any such final rule may require. As proposed, the SEC climate rule would impose burdensome and potentially costly emissions and other data gathering and reporting requirements on our operations, including, but not limited to, those related to risks to our operators arising from the physical impacts of climate change (i.e., flooding, water stress, extreme temperatures). To the extent the rule imposes additional reporting obligations, we could face increased costs. Separately, the SEC has announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s climate disclosures are misleading or deficient.
Relatedly, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment or other industries which could have a negative impact on our unit price and/or our access to and costs of capital. Additionally, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.

Finally, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. Moreover, the Federal Trade Commission in August 2022 indicated its intent to issue revised “Green Guides” which will likely address greenwashing risks arising from ESG-related matters. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further regulatory focus and scrutiny.
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
•redemption of all or a portion of the Series B cumulative convertible preferred units;
•issuance of additional units; and
•the creation, reduction, or increase of reserves in any quarter.
In addition, borrowings by us do not constitute a breach of any duty owed by our general partner to our unitholders.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets.
As of December 31, 2022, we had 209,406,927 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2022 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.

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
From time to time, legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could increase costs or eliminate or postpone certain tax deductions that currently are available to us or our services providers with respect to oil and gas development. Any such changes could have an adverse effect on our financial position, results of operations, and cash flows.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible, or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustment that were paid on such common unitholders' behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.
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
Non-U.S. common unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our common unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. common unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. common unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. common unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person.
While the determination of a partner's "amount realized" generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury Regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. For a transfer of an interest in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and future prospective non-U.S. common unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 17, 2023, there were 209,683,640 common units outstanding held by 389 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 17, 2023, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares the cumulative five-year total return to unitholders on our common units as compared to the cumulative five-year total returns on the S&P 500 index and the S&P Oil & Gas Exploration & Production index. The graph assumes that the value of the investment in our common units was $100.00 on December 30, 2017. Cumulative return is computed assuming reinvestment of distributions.

Cumulative Total Return on Common Units
$250
$200
$150
$100
$50
$0
Investment Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
S&P Oil & Gas E&P Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of December 31,
	2017	2018	2019	2020	2021	2022
Black Stone Minerals, L.P.	$100.00	$92.77	$83.15	$46.88	$77.15	$135.78
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P Oil & Gas E&P Index	100.00	71.90	65.11	41.73	69.51	100.82
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
•We may lack sufficient cash to pay distributions to our unitholders due to shortfalls in cash generated from operations attributable to a number of operational, commercial, or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, redemption of some or all of our Series B cumulative convertible preferred units, working-capital requirements, and anticipated cash needs.
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
The Series B cumulative convertible preferred units may be converted by each holder at its option, in whole or in part, into common units on a one-for-one basis at the purchase price of $20.39, adjusted to give effect to any accrued but unpaid accumulated distributions on the applicable Series B cumulative convertible preferred units through the most recent declaration date. However, we shall not be obligated to honor any request for such conversion if such request does not involve an underlying value of common units of at least $10.0 million based on the closing trading price of common units on the trading day immediately preceding the conversion notice date, or such lesser amount to the extent such exercise covers all of a holder's Series B cumulative convertible preferred units.
We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90-day period beginning on November 28, 2023 at a redemption price of $21.41 per Series B cumulative convertible preferred unit, which is equal to 105% of par value. Thereafter, we may redeem the preferred units at par value, equal to $20.39, within a 90-day period on each second anniversary following November 28, 2023.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2022 and 2021. For the discussion of changes from 2020 to 2021 and other financial information related to 2020, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K, which was filed with the SEC on February 22, 2022.
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
As of December 31, 2022, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
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
Shelby Trough Update
In Angelina County, Texas, ten wells are currently producing under our development agreement with Aethon, and another ten wells are being drilled or completed. Under a separate development agreement with Aethon in San Augustine Texas, four wells are currently producing and another six wells are either drilling or awaiting completion operations.
Austin Chalk Update
We own a large mineral position in the Brookeland Austin Chalk play in east Texas. To date, eighteen new generation, multi-stage completion wells have turned to sales across the Polk, Jasper, Newton area. Production results have proven that new completion technology can improve well performance in the play. We expect additional drilling by multiple operators over this area in the future.

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
Commodity prices continued to recover in 2022, due to several factors, including higher demand for oil, natural gas, and natural gas liquids ("NGLs") from the lows of the pandemic, ongoing crude oil production limits from members of the Organization of the Petroleum Exporting Countries and its broader partners, and supply constraints due to Russia's military invasion into Ukraine and the subsequent sanctions imposed on Russia. The invasion occurred in March 2022 when oil inventories were already low, and the possibility of sanctions or physical disruptions to Russia's oil production led to higher prices. Crude oil prices have fallen since then mainly because of slowing growth in global economic activity and oil consumption but remain above pre-pandemic levels. Natural gas prices remained high for much of 2022 as a result of increased demand for LNG exports and lower production compared with the end of 2021. However, prices decreased in the fourth quarter as a result of warmer-than-normal temperatures across much of the U.S. and a decrease in export capacity resulting from the closure of the Freeport LNG Gulf Coast export facility in June 2022. The current price environment remains uncertain as responses to elevated inflation, and the conflict in Ukraine continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The following table reflects commodity prices at the end of each quarter presented:

	2022
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$80.16	$79.91	$107.76	$100.53
Henry Hub spot natural gas ($/MMBtu)[1]	$3.52	$6.40	$6.54	$5.46
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2022
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	621	604	594	531
Natural gas	156	159	157	137
Other	2	2	2	2
Total	779	765	753	670
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2023, at 1.8 Tcf, or 16% higher than the five-year average. The EIA expects inventories will rise to 3.8 Tcf at the end of October 2023, which would be 5% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2022
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	691	756	461	268
Midwest	839	916	535	317
Mountain	157	184	134	89
Pacific	165	247	235	161
South Central	1,040	1,003	886	581
Total	2,892	3,106	2,251	1,416
1     Source: EIA
Natural Gas Exports
On June 9, 2022, Freeport LNG shut down its Gulf Coast LNG export facility, which represents approximately 20% of the total U.S. export capacity, due to an explosion at the facility. As of February 2023, the plant has received small amounts of natural gas from pipelines and has resumed limited operations. The EIA believes increases in U.S. natural gas production, relatively flat LNG exports, and declining domestic consumption in the electric power and industrial sectors will limit upward pressure on prices in 2023. The EIA forecasts average exports of 11.8 Bcf per day for 2023.

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
Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end user markets. The EIA expects increases in U.S. natural gas production, relatively flat LNG exports, and declining domestic consumption in the electric power and industrial sectors will limit upward pressure on prices in 2023.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2022 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2022, we had hedged 81% of our available oil and condensate hedge volumes and 68% of our available natural gas hedge volumes for 2023.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income (loss)	$476,480	$181,987
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	47,804	61,019
Interest expense	6,286	5,638
Income tax expense (benefit)	58	(135)
Accretion of asset retirement obligations	861	1,073
Equity-based compensation	17,388	12,218
Unrealized (gain) loss on commodity derivative instruments	(82,486)	33,528
(Gain) loss on sale of assets, net	(17)	(2,850)
Adjusted EBITDA	466,374	292,478
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(30)	(18)
Cash interest expense	(4,282)	(4,059)
Preferred unit distributions	(21,000)	(21,000)
Distributable cash flow	$441,062	$267,401

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,591	3,646	(55)	(1.5)%
Natural gas (MMcf)[1]	59,778	61,445	(1,667)	(2.7)%
Equivalents (MBoe)	13,554	13,887	(333)	(2.4)%
Equivalents/day (MBoe)	37.1	38.0	(0.9)	(2.4)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$93.65	$64.67	$28.98	44.8%
Natural gas ($/Mcf)[1]	7.28	4.16	3.12	75.0%
Equivalents ($/Boe)	$56.90	$35.39	$21.51	60.8%
Revenue:
Oil and condensate sales	$336,287	$235,771	$100,516	42.6%
Natural gas and natural gas liquids sales[1]	434,945	255,671	179,274	70.1%
Lease bonus and other income	13,052	14,292	(1,240)	(8.7)%
Revenue from contracts with customers	784,284	505,734	278,550	55.1%
Gain (loss) on commodity derivative instruments	(120,680)	(146,474)	25,794	(17.6)%
Total revenue	$663,604	$359,260	$304,344	84.7%
Operating expenses:
Lease operating expense	$12,380	$13,056	$(676)	(5.2)%
Production costs and ad valorem taxes	66,233	49,809	16,424	33.0%
Exploration expense	193	1,082	(889)	(82.2)%
Depreciation, depletion, and amortization	47,804	61,019	(13,215)	(21.7)%
General and administrative	53,652	48,746	4,906	10.1%
Other expense:
Interest expense	6,286	5,638	648	11.5%
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
Revenue
Total revenue for the year ended December 31, 2022 increased compared to the year ended December 31, 2021. The increase in total revenue from the corresponding period is primarily due to higher realized commodity prices partially offset by lower production volumes. A decrease in the loss on commodity derivative instruments in 2022 further contributed to the overall increase in revenue.
Oil and condensate sales. Oil and condensate sales for the year ended December 31, 2022 were higher than the corresponding period in 2021 due to higher realized commodity prices partially offset by lower production volumes. The decrease in oil and condensate production was primarily due to reduced production volumes from the Bakken/Three Forks play trend. The decrease in Bakken/Three Forks production was driven by normal production declines with less new development activity. Our mineral and royalty interest oil and condensate volumes accounted for 93% of total oil and condensate volumes for each of the years ended December 31, 2022 and 2021.
Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to higher realized commodity prices offset by lower production volumes. The decrease in natural gas and NGL production was driven by decreases in working interest production volumes, primarily within the Shelby Trough play. Mineral and royalty interest production accounted for 92% and 84% of our natural gas volumes for the years ended December 31, 2022 and 2021, respectively.
Gain (loss) on commodity derivative instruments.  Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2022, we recognized $203.2 million of realized losses and $82.5 million of unrealized gains from our commodity derivatives, compared to $112.9 million of realized losses and $33.5 million of unrealized losses in 2021. The unrealized gains on our commodity contracts in 2022 and unrealized losses in 2021 were both primarily driven by changes in the forward commodity price curves for oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was lower for the year ended December 31, 2022, as compared to the same period in 2021. Leasing activity in the Wolfcamp and Haynesville/Bossier plays made up the majority of lease bonus and other income in 2022. Leasing activity in the Austin Chalk and Wolfcamp plays, as well as proceeds from surface use waivers on our mineral acreage supporting solar development in Mississippi, Texas, and California made up the majority of lease bonus and other income in 2021.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased in 2022 as compared to 2021, primarily due to a decrease in variable costs as a result of lower production from our non-operated working interest properties.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2022, production and ad valorem taxes increased as compared to the year ended December 31, 2021, as a result of higher commodity prices and higher ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for 2022 was minimal. Exploration expense for 2021 primarily related to a dry hole drilled in the first quarter of 2021.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2022 as compared to 2021, primarily due to lower production volumes and a reduction in cost basis. The reduction in cost basis is primarily due to continued depreciation, depletion, and amortization.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2022, general and administrative expenses increased compared to 2021, primarily due to a $1.9 million increase in cash compensation and a $4.8 million increase in equity-based compensation. The increase in cash compensation was driven by projected outperformance relative to performance targets under our short-term cash incentive plan. The increase in equity-based compensation was due to higher costs recognized for performance-based incentive awards resulting from upward movements in our common unit price during 2022 compared to 2021. The overall increase was partially offset by a $2.1 million recovery in allowance against an outstanding long-term receivable.
Other Expense
Interest expense. For the year ended December 31, 2022, interest expense increased compared to 2021, primarily due to higher interest rates under our Credit Facility.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. We have the option to redeem Series B cumulative convertible preferred units beginning on November 28, 2023 (see Note 12).
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
We intend to finance any future acquisitions with cash generated from operations, borrowings from our Credit Facility, proceeds from any future issuances of equity and debt, and proceeds from asset sales. Over the long-term, we intend to finance our working interest capital needs with our executed farmout agreements and internally generated cash flows, although at times we may fund a portion of these expenditures through other financing sources such as borrowings under our Credit Facility.
Cash Flows
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Cash flows provided by operating activities	$424,983	$256,880	$168,103
Cash flows provided by (used in) investing activities	(1,215)	(14,317)	13,102
Cash flows provided by (used in) financing activities	(428,337)	(235,483)	(192,854)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash provided by operating activities for 2022 increased as compared to 2021. The increase was primarily due an increase in oil and condensate sales revenue and natural gas and NGL sales revenue due to higher realized commodity prices in 2022 compared to the same period of 2021. The overall increase was partially offset by an increase in net cash paid on settlements of commodity derivative instruments.
Investing Activities. Net cash used in investing activities for 2022 decreased as compared to 2021. The change was primarily due to minimal acquisition activity and lower net oil and gas capital expenditures in 2022 compared to the same period in 2021.
Financing Activities. Cash flows used in financing activities for 2022 increased as compared to 2021. The increase was primarily due to higher distributions paid to common unitholders as well as higher net repayments under our Credit Facility in 2022 compared with 2021.

Development Capital Expenditures
In the first quarter of each calendar year, we establish a capital budget and then monitor it throughout the year. Our capital budget is created based upon our estimate of internally generated cash flows and the ability to borrow and raise additional capital. Actual capital expenditure levels will vary, in part, based on actual cash generated, the economics of wells proposed by our operators for our participation, and the successful closing of acquisitions. The timing, size, and nature of acquisitions are unpredictable.
Our 2023 capital expenditure budget associated with our non-operated working interests is expected to be approximately $6.9 million, net of farmout reimbursements. The majority of this capital is anticipated to be spent on a well in the Austin Chalk play and the remaining will be spent for workovers and recompletions on existing wells in which we own a working interest in the Shelby Trough play.
We spent approximately $0.6 million and $4.2 million associated with our non-operated working interests, net of farmout reimbursements during 2022 and 2021, respectively.
Acquisitions
We had no material acquisition activity during 2022.
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
Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of our oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. We and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April and October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. In October 2022, we revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and we elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The next semi-annual redetermination is scheduled for April 2023.
In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to a base rate (which is a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, and (c) Adjusted Term SOFR for a one month tenor in effect on such day plus 1.00%) or Adjusted Term SOFR, in each case, plus the applicable margin. As of December 31, 2021, the applicable margin for the alternative base rate ranged from 1.50% and 2.50% and the applicable margin for LIBOR ranged from 2.50% and 3.50%, depending on the borrowings outstanding in relation to the borrowing base. As of December 31, 2022, the alternative base rate margin ranged from 1.50% to 2.50%, and the Adjusted Term SOFR margin ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of December 31, 2022, we were in compliance with all debt covenants.
Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2022 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit facility	$10,000	$—	$—	$10,000	$—
Operating lease obligations	3,726	818	2,399	509	—
Purchase commitments	537	430	107	—	—
Total	$14,263	$1,248	$2,506	$10,509	$—

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
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $47.2 million, $60.4 million, and $81.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2022 and 2021. We recognized $51.0 million of impairment of proved oil and natural gas properties for the year ended December 31, 2020.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2022, 2021, and 2020.
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
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2022 reserve report. Applying this discount results in an approximate 0.7% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2022 reserve report prepared by NSAI.
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
Prior-period performance obligations
We record oil and natural gas revenue in the month production is delivered to the purchaser. As a non-operator, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between our estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2022 and 2021, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Equity-Based Compensation
We recognize equity-based compensation expense for unit-based awards granted to our employees and the Board. Total compensation expense for unit-based awards is calculated based on the number of units multiplied by the grant-date fair value per unit. Compensation expense for time-based restricted unit awards with graded vesting requirements are recognized using straight-line attribution over the requisite service period. Compensation expense related to the restricted performance unit awards is determined by multiplying the number of common units underlying such awards by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated or straight-line attribution methods, depending on the terms of the award. Equity-based compensation expense related to unit-based awards is included in General and administrative expense within the consolidated statements of operations. Distribution equivalent rights for the restricted performance unit awards are charged to partners’ capital. Please read Note 9 – Incentive Compensation within the consolidated financial statements included elsewhere in this Annual Report for additional information.

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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2022. Applying this discount results in an approximate 0.7% reduction of proved reserve volumes as compared to the undiscounted December 31, 2022 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2022, we had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. As of December 31, 2022, we had $10.0 million of outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 6.92%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.1 million for the year ended December 31, 2022, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide such reasonable assurance.
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
Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2022, which is included in the Annual Report on page F-4.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2023 Annual Meeting of Limited Partners (“2023 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2022.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Houston TX, Auditor Firm ID: 42.
Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2022.

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

10.8	Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and PNC Capital Markets LLC, as Co-Syndication Agents, Zions Bancorporation, N.A., DBA Amegy Bank, as Documentation Agent, and the lenders signatory thereto, dated as of October 31, 2022

10.9^	Form of Non-Employee Director Unit Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.10^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.11^	Form of Severance Agreement for Senior Vice Presidents (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.12^*	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan

10.13^*	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan

10.14^	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 of Black Stone Minerals, L.P.'s Annual Report on Form 10-K filed on February 28, 2018 (SEC File No. 001-37362)).

10.15^	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Cash Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 3, 2022 (SEC File No. 001-37362)).

10.16^	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Equity Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 3, 2022 (SEC File No. 001-37362)).

10.17	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals, L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 22, 2023	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	Chief Executive Officer and Chairman	February 22, 2023
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ Jeffrey P. Wood	President and Chief Financial Officer	February 22, 2023
Jeffrey P. Wood	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Vice President and Chief Accounting Officer	February 22, 2023
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ Carin M. Barth	Director	February 22, 2023
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 22, 2023
D. Mark DeWalch

/s/ Jerry V. Kyle, Jr.	Director	February 22, 2023
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 22, 2023
Michael C. Linn

/s/ John H. Longmaid	Director	February 22, 2023
John H. Longmaid

/s/ William N. Mathis	Director	February 22, 2023
William N. Mathis

/s/ William E. Randall	Director	February 22, 2023
William E. Randall

/s/ Alexander D. Stuart	Director	February 22, 2023
Alexander D. Stuart

/s/ Allison K. Thacker	Director	February 22, 2023
Allison K. Thacker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Stone Minerals, L.P. and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, Depletion and Amortization (“DD&A”) of Oil and Natural Gas Properties
Description of the Matter	At December 31, 2022, the net book value of the Partnership’s oil and natural gas properties was $1,087 million, and depreciation, depletion and amortization (“DD&A”) expense related to the Partnership’s oil and natural gas properties was $47 million for the year then ended. As discussed in Note 2, the Partnership follows the successful efforts method of accounting for its oil and natural gas properties. DD&A of oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves, as estimated by independent petroleum engineers. Leasehold acquisition costs and costs to acquire proved properties are amortized on the basis of total proved reserves, also estimated by independent petroleum engineers. Proved oil and natural gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Significant judgment is required by the independent petroleum engineers in interpreting geological and engineering data used to estimate proved oil and natural gas reserves. Estimating proved oil and natural gas reserves also requires the selection of inputs, including oil and natural gas price assumptions, future operating costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating proved oil and natural gas reserves, management used independent petroleum engineers to determine the proved oil and natural gas reserves estimates as of December 31, 2022.

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

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to determine the proved oil and natural gas reserves estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and natural gas reserves by evaluating corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculation, including comparing the proved oil and natural gas reserves amounts used in the calculation to the Partnership’s reserves report.

Revenues from Contracts with Customers Accrual

Description of the Matter	At December 31, 2022, the Partnership had $129 million in accrued revenues from contracts with customers. As discussed in Note 2, the Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the consolidated balance sheets.

Auditing the Partnership’s revenues from contracts with customers accrual is complex and judgmental because it involves the evaluation of subjective management inputs and assumptions used in the calculation. Additionally, auditing the revenues from contracts with customers accrual is challenging because the Partnership’s mineral and royalty interests include ownership in a significant amount of producing wells.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to estimate the revenues from contracts with customers accrual, including management’s controls over the significant assumptions and completeness and accuracy of the data used in the calculation.

Our audit procedures included, among others, testing the significant inputs to the calculation of the revenues from contracts with customers accrual by evaluating corroborative and contrary evidence. These inputs included oil and natural gas price assumptions and production estimates. Additionally, we assessed the historical accuracy of the revenues from contracts with customers accrual through lookback procedures.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.
Houston, Texas
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Black Stone Minerals, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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
February 22, 2023

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,307	$8,876
Accounts receivable	135,697	97,142
Commodity derivative assets	31,472	—
Prepaid expenses and other current assets	1,905	1,956
TOTAL CURRENT ASSETS	173,381	107,974
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $909,344 and $937,395 at December 31, 2022 and 2021, respectively	3,003,907	3,001,627
Accumulated depreciation, depletion, amortization, and impairment	(1,916,919)	(1,869,731)
Oil and natural gas properties, net	1,086,988	1,131,896
Other property and equipment, net of accumulated depreciation of $13,461 and $12,931 at December 31, 2022 and 2021, respectively	1,259	1,440
NET PROPERTY AND EQUIPMENT	1,088,247	1,133,336
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	9,454	6,611
TOTAL ASSETS	$1,271,082	$1,247,921
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,773	$5,944
Accrued liabilities	19,729	17,589
Commodity derivative liabilities	3,243	51,544
Other current liabilities	989	2,063
TOTAL CURRENT LIABILITIES	30,734	77,140
LONG-TERM LIABILITIES
Credit facility	10,000	89,000
Accrued incentive compensation	1,884	838
Commodity derivative liabilities	16	2,001
Asset retirement obligations	15,030	12,561
Other long-term liabilities	3,606	2,752
TOTAL LIABILITIES	61,270	184,292
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2022 and 2021, respectively	298,361	298,361
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 209,407 and 208,666 units outstanding at December 31, 2022 and 2021, respectively	911,451	765,268
TOTAL EQUITY	911,451	765,268
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,271,082	$1,247,921
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Oil and condensate sales	$336,287	$235,771	$148,631
Natural gas and natural gas liquids sales	434,945	255,671	138,926
Lease bonus and other income	13,052	14,292	9,083
Revenue from contracts with customers	784,284	505,734	296,640
Gain (loss) on commodity derivative instruments	(120,680)	(146,474)	46,111
TOTAL REVENUE	663,604	359,260	342,751
OPERATING (INCOME) EXPENSE
Lease operating expense	12,380	13,056	14,022
Production costs and ad valorem taxes	66,233	49,809	43,473
Exploration expense	193	1,082	29
Depreciation, depletion, and amortization	47,804	61,019	82,018
Impairment of oil and natural gas properties	—	—	51,031
General and administrative	53,652	48,746	42,983
Accretion of asset retirement obligations	861	1,073	1,131
(Gain) loss on sale of assets, net	(17)	(2,850)	(24,045)
TOTAL OPERATING EXPENSE	181,106	171,935	210,642
INCOME (LOSS) FROM OPERATIONS	482,498	187,325	132,109
OTHER INCOME (EXPENSE)
Interest and investment income	53	1	35
Interest expense	(6,286)	(5,638)	(10,408)
Other income (expense)	215	299	83
TOTAL OTHER EXPENSE	(6,018)	(5,338)	(10,290)
NET INCOME (LOSS)	476,480	181,987	121,819
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$455,480	$160,987	$100,819
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	455,480	160,987	100,819
	$455,480	$160,987	$100,819
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$2.18	$0.77	$0.49
Per common unit (diluted)[1]	$2.12	$0.77	$0.49
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,382	208,181	206,705
Weighted average common units outstanding (diluted)	224,446	208,290	206,819
1  For the year ended December 31, 2022 diluted net income (loss) attributable to common units included distributions on Series B cumulative convertible preferred units of $21 million.
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Common units	Partners' equity— common units	Total equity
BALANCE AT DECEMBER 31, 2019	205,960	$798,443	$798,443
Conversion of Series A redeemable preferred units
Repurchases of common units	(503)	(5,035)	(5,035)
Restricted units granted, net of forfeitures	1,292	—	—
Equity-based compensation	—	7,118	7,118
Distributions	—	(140,343)	(140,343)
Charges to partners' equity for accrued distribution equivalent rights	—	(396)	(396)
Distributions on Series B cumulative convertible preferred units	—	(21,000)	(21,000)
Net income (loss)	—	121,819	121,819
BALANCE AT DECEMBER 31, 2020	206,749	$760,606	$760,606
Repurchases of common units	(223)	(1,957)	(1,957)
Issuance of common units for property acquisitions	1,087	10,766	10,766
Restricted units granted, net of forfeitures	1,053	—	—
Equity-based compensation	—	12,932	12,932
Distributions	—	(176,924)	(176,924)
Charges to partners' equity for accrued distribution equivalent rights	—	(1,142)	(1,142)
Distributions on Series B cumulative convertible preferred units	—	(21,000)	(21,000)
Net income (loss)	—	181,987	181,987
BALANCE AT DECEMBER 31, 2021	208,666	$765,268	$765,268
Repurchases of common units	(262)	(2,991)	(2,991)
Restricted units granted, net of forfeitures	1,003	—	—
Equity-based compensation	—	18,146	18,146
Distributions	—	(322,403)	(322,403)
Charges to partners' equity for accrued distribution equivalent rights	—	(2,049)	(2,049)
Distributions on Series B cumulative convertible preferred units	—	(21,000)	(21,000)
Net income (loss)	—	476,480	476,480
BALANCE AT DECEMBER 31, 2022	209,407	$911,451	$911,451
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$476,480	$181,987	$121,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	47,804	61,019	82,018
Impairment of oil and natural gas properties	—	—	51,031
Accretion of asset retirement obligations	861	1,073	1,131
Amortization of deferred charges	1,954	1,579	1,044
(Gain) loss on commodity derivative instruments	120,680	146,474	(46,111)
Net cash (paid) received on settlement of commodity derivative instruments	(203,166)	(112,946)	81,349
Equity-based compensation	17,388	12,218	3,727
Exploratory dry hole expense	—	1,048	—
(Gain) loss on sale of assets, net	(17)	(2,850)	(24,045)
Changes in operating assets and liabilities:
Accounts receivable	(39,513)	(34,856)	16,494
Prepaid expenses and other current assets	51	(289)	(500)
Accounts payable, accrued liabilities, and other	3,012	2,652	(5,929)
Settlement of asset retirement obligations	(551)	(229)	(219)
NET CASH PROVIDED BY OPERATING ACTIVITIES	424,983	256,880	281,809
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(149)	(10,043)	(28)
Additions to oil and natural gas properties	(11,894)	(4,066)	(3,969)
Additions to oil and natural gas properties leasehold costs	(32)	(98)	(798)
Purchases of other property and equipment	(488)	(428)	(21)
Proceeds from the sale of oil and natural gas properties	17	318	151,864
Proceeds from farmouts of oil and natural gas properties	11,331	—	4,198
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,215)	(14,317)	151,246
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common and subordinated unitholders	(322,403)	(176,924)	(140,343)
Distributions to Series B cumulative convertible preferred unitholders	(21,000)	(21,000)	(21,000)
Repurchases of common and subordinated units	(2,991)	(1,957)	(5,035)
Borrowings under credit facility	339,000	212,000	160,000
Repayments under credit facility	(418,000)	(244,000)	(433,000)
Debt issuance costs and other	(2,943)	(3,602)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(428,337)	(235,483)	(439,378)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,569)	7,080	(6,323)
Cash and cash equivalents — beginning of the year	8,876	1,796	8,119
Cash and cash equivalents — end of the year	$4,307	$8,876	$1,796
SUPPLEMENTAL DISCLOSURE
Interest paid	$4,332	$4,035	$9,449
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents information about the Partnership's accounts receivable:

	December 31,
	2022	2021
	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$129,078	$93,005
Other	6,619	4,137
Total accounts receivable	$135,697	$97,142
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
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $47.2 million, $60.4 million, and $81.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Partnership evaluates impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. The Partnership compares the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2022 and 2021. The Partnership recognized $51.0 million of impairment of proved oil and natural gas properties for the year ended December 31, 2020. See Note 6 - Fair Value Measurements for further discussion.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2022, 2021, and 2020.
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
Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued liabilities:
Accrued capital expenditures	$162	$849
Accrued incentive compensation	10,050	8,978
Accrued property taxes	7,431	5,704
Accrued other	2,086	2,058
Total accrued liabilities	$19,729	$17,589

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $2.0 million, $1.6 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in interest expense in the consolidated statements of operations.

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

Leases
The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of December 31, 2022 and 2021, none of the Partnership’s leases were classified as financing leases.

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

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2022 and 2021, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, commodity derivative financial instruments, and accounts payable, approximate their fair value at December 31, 2022 and 2021 due to the short-term maturity of these instruments. See Note 6 – Fair Value Measurements for further discussion.

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
Incentive compensation expense is charged to the General and administrative line item on the consolidated statements of operations. See Note 9 – Incentive Compensation for additional discussion.
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
The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2022	2021
	(in thousands)
Beginning asset retirement obligations	$13,284	$17,717
Liabilities incurred	124	463
Liabilities settled	(294)	(351)
Accretion expense	861	1,073
Revisions in estimated costs	2,044	45
Dispositions	—	(5,663)
Ending asset retirement obligations	$16,019	$13,284
Current asset retirement obligations	$989	$723
Non-current asset retirement obligations	$15,030	$12,561

NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Divestitures
The Partnership had no material divestiture activity during 2022.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Partnership had no material acquisition activity during 2022 and 2020.
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

In May 2021, BSM and Aethon Energy ("Aethon") entered into an agreement to develop certain of the Partnership's undeveloped acreage in San Augustine County, including the working interests resulting from the partition agreement discussed above. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, ten wells to be drilled in the second and third program years, and, thereafter, a minimum of twelve wells per year beginning with the fourth program year. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.

In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's working interests under active development by Aethon in San

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Augustine County, Texas and continue for a ten year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM were obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and, in most cases, an increased ORRI after payout on all wells drilled under the farmout agreements. As of December 31, 2022, ten wells had been spud in the contract area subject to the Canaan, Azul, and JWM Farmouts.
The following tables present the working interests each farmout partner will earn within the contract area under the San
Augustine farmout agreements:
Brent Miller Area

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8th basis
Canaan	64.0%	32.0%
Azul	20.0%	10.0%
JWM	16.0%	8.0%
Total	100.0%	50.0%

Other Areas

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8th basis
Canaan	40.0%	10.0%
Azul	50.0%	12.5%
JWM	10.0%	2.5%
Total	100.0%	25.0%

Angelina Farmout
In May 2020, the Partnership entered into a development agreement with Aethon to develop certain portions of the area forfeited by BPX Energy in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to the Partnership's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, ten wells to be drilled in the second program year, and, beginning with the third program year, fifteen wells per year beginning thereafter.

In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal was obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group,

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Partnership will obtain a majority of the original working interest in such well group. As of December 31, 2022, a total of eighteen wells have been spud in the contract area subject to the Pivotal Farmout.
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
There was a collapse in oil prices during the first quarter of 2020 due to geopolitical events that increased supply at the same time demand weakened due to the impact of the COVID-19 pandemic. The Partnership determined these events and circumstances indicated a possible decline in the recoverability of the carrying value of certain proved properties and recoverability testing determined that certain depletable units consisting of mature oil producing properties were impaired. No impairment of oil and natural gas properties was recognized for the years ended December 31, 2022 and 2021. The Partnership recognized impairment of oil and natural gas properties of $51.0 million for the year ended December 31, 2020. See Note 6 - Fair Value Measurements for further discussion.
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
As of December 31, 2022 and 2021, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2022 and 2021. See Note 6 – Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2022, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,648	$(10,176)	$31,472
Long-term asset	Deferred charges and other long-term assets	797	(69)	728
Total assets		$42,445	$(10,245)	$32,200
Liabilities:
Current liability	Commodity derivative liabilities	$13,419	$(10,176)	$3,243
Long-term liability	Commodity derivative liabilities	85	(69)	16
Total liabilities		$13,504	$(10,245)	$3,259

		As of December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$—	$—	$—
Long-term asset	Deferred charges and other long-term assets	—	—	—
Total assets		$—	$—	$—
Liabilities:
Current liability	Commodity derivative liabilities	$51,544	$—	$51,544
Long-term liability	Commodity derivative liabilities	2,001	—	2,001
Total liabilities		$53,545	$—	$53,545
 Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2022	2021	2020
	(in thousands)
Beginning fair value of commodity derivative instruments	$(53,545)	$(20,017)	$15,221
Gain (loss) on oil derivative instruments	(46,890)	(75,180)	36,091
Gain (loss) on natural gas derivative instruments	(73,790)	(71,294)	10,020
Net cash paid (received) on settlements of oil derivative instruments	77,790	66,418	(56,487)
Net cash paid (received) on settlements of natural gas derivative instruments	125,376	46,528	(24,862)
Net change in fair value of commodity derivative instruments	82,486	(33,528)	(35,238)
Ending fair value of commodity derivative instruments	$28,941	$(53,545)	$(20,017)

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of December 31, 2022:

	Volume (Bbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2022
Fourth quarter	220,000	$66.47	$55.29	$83.91
2023
First quarter	630,000	79.44	73.00	85.93
Second quarter	540,000	80.80	73.00	89.50
Third quarter	540,000	80.80	73.00	89.50
Fourth quarter	540,000	80.80	73.00	89.50

The Partnership had the following open derivative contracts for natural gas as of December 31, 2022:

	Volume (MMBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2023
First quarter	9,000,000	$5.07	$3.28	$6.59
Second quarter	8,190,000	5.15	3.28	6.59
Third quarter	8,280,000	5.15	3.28	6.59
Fourth quarter	8,280,000	5.15	3.28	6.59

The Partnership entered into the following derivative contracts for natural gas subsequent to December 31, 2022:

	Volume (MMBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2024
First quarter	3,640,000	3.67	3.57	3.76
Second quarter	3,640,000	3.67	3.57	3.76
Third quarter	3,680,000	3.67	3.57	3.76
Fourth quarter	3,680,000	3.67	3.57	3.76

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2022 and 2021.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2022 and 2021 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 5 – Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of
	Level 1	Level 2	Level 3	Counterparty Netting	Total
	(in thousands)
As of December 31, 2022
Financial Assets
Commodity derivative instruments	$—	$42,445	$—	$(10,245)	$32,200
Financial Liabilities
Commodity derivative instruments	—	13,504	—	(10,245)	3,259
As of December 31, 2021
Financial Assets
Commodity derivative instruments	$—	$—	$—	$—	$—
Financial Liabilities
Commodity derivative instruments	—	53,545	—	—	53,545

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
Year Ended December 31, 2022
Impaired oil and natural gas properties	$—	$—	$—	$—
Year Ended December 31, 2021
Impaired oil and natural gas properties	$—	$—	$—	$—
Year Ended December 31, 2020
Impaired oil and natural gas properties	$—	$—	$2,044	$51,031
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2022 and 2021. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended 2022 and 2021.
NOTE 7 — SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. XTO Energy represented approximately 12%, 19%, and 20% of total oil and natural gas revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
If the Partnership lost a significant customer, such loss could impact revenue derived from its mineral and royalty interests and working interests. The loss of any single customer is mitigated by the Partnership’s diversified customer base.
NOTE 8 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April and October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. In October 2022, the Partnership revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and the Partnership elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The next semi-annual redetermination is scheduled for April 2023.
In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to a base rate (which is a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus ½ of 1.00%, and (c) Adjusted Term SOFR for a one month tenor in effect on such day plus 1.00%) or Adjusted Term SOFR, in each case, plus the applicable margin. As of December 31, 2021 the applicable margin for the alternative base rate ranged from 1.50% and 2.50% and the applicable margin for LIBOR ranged from 2.50% and 3.50% depending on the borrowings outstanding in relation to the borrowing base. As of December 31, 2022, the alternative base rate margin ranged from 1.50% to 2.50% and the Adjusted Term SOFR margin ranged from 2.50% to 3.50% depending on the borrowings outstanding in relation to the borrowing base.
The weighted-average interest rate of the Credit Facility was 6.92% and 2.61% as of December 31, 2022 and 2021, respectively. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of December 31, 2022, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $10.0 million and $89.0 million at December 31, 2022 and 2021, respectively. The unused portion of the available borrowings under the Credit Facility were $365.0 million and $311.0 million at December 31, 2022 and 2021, respectively.
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
Incentive compensation expense is included in the General and administrative line item on the consolidated statements of operations. The total compensation expense related to common unit grants is measured as the number of units granted multiplied by the grant-date fair value per unit. Incentive compensation expense is recognized using straight-line or accelerated attribution depending on the specific terms of the award agreements over the requisite service periods (generally equivalent to the vesting period) with actual forfeitures recognized as they occur.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Awards
The Partnership also provides cash incentives in the form of an annual short-term incentive bonus for its executive officers and other employees. These awards are payable based on employee performance and the achievement of annual financial objectives measured against our internal operating plan established at the beginning of each fiscal year. However, final payouts are subject to reduction or increase by the Compensation Committee for individual and team performance during the performance period.
Restricted Unit Awards

Restricted units awarded are subject to restrictions on transferability, customary forfeiture provisions, and time vesting provisions. Award recipients have all the rights of a unitholder in the Partnership, including the right to receive distributions thereon, if and when made by the Partnership. The grant-date fair value of these awards is recognized ratably using the straight-line attribution method.

The Compensation Committee of the Board (the "Compensation Committee") annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2022 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2025. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2015 LTIP in the form of fully vested common units granted after each year of service.
The following table summarizes information about restricted units for the year ended December 31, 2022.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2021	761,992	$10.47
Granted	418,582	12.00
Vested	(354,156)	11.68
Forfeited	(3,140)	11.99
Unvested at December 31, 2022	823,278	10.72
The weighted-average grant-date fair value per unit for unit-based awards was $12.00, $9.25, and $9.97 for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, unrecognized compensation cost associated with restricted unit awards was $4.8 million, which the Partnership expects to recognize over a weighted-average period of 1.71 years. The fair value of units vested for the years ended December 31, 2022, 2021, and 2020 was $4.0 million, $2.3 million, and $7.5 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2022, 2021, and 2020.
Performance Unit Awards

The Compensation Committee also approves grants of restricted performance units that are subject to both performance-based and service-based vesting provisions. The number of common units issued to a recipient upon vesting of a restricted performance unit will be calculated based on performance against certain metrics that relate to the Partnership’s performance over each of the three calendar year performance periods commencing January 1 of the first calendar period. The target number of common units subject to each restricted performance unit is one; however, based on the achievement of performance criteria, the number of common units that may be received in settlement of each restricted performance unit can range from zero to two times the target number. The restricted performance units are eligible to become earned at the end of the required service period assuming the minimum performance metrics are achieved. Compensation expense related to the restricted performance unit awards is determined by multiplying the number of common units underlying such awards that, based on the Partnership’s estimate of performance metrics by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated or straight-line attribution methods, depending on the terms of the award. Distribution equivalent rights for the restricted performance unit awards are charged to partners’ capital.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about performance units for the year ended December 31, 2022.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2021	1,062,487	$11.68
Granted[1]	454,688	12.40
Vested	(338,506)	17.09
Forfeited	(3,140)	11.99
Unvested at December 31, 2022	1,175,529	10.40

1  Includes 36,106 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $12.40, $9.61, and $10.95 for the years ended December 31, 2022, 2021, and 2020, respectively. Unrecognized compensation cost associated with performance unit awards was $8.2 million as of December 31, 2022, which the Partnership expects to recognize over a weighted-average period of 1.62 years. The fair value of performance units vested for the years ended December 31, 2022, 2021 and 2020 was $3.9 million, $2.8 million and $5.5 million, respectively.
Aspirational Performance Unit Awards
In the first quarter of 2022, the Board approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period.

The following table summarizes information about the aspirational performance units for the year ended December 31, 2022.

Aspirational Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2021	—	$—
Granted	1,476,943	11.58
Vested	—	—
Forfeited	(64,935)	11.55
Unvested at December 31, 2022	1,412,008	11.58
Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.2 million for the performance cash awards and $16.4 million for the performance equity awards. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. As of December 31, 2022, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Compensation Expense
The table below summarizes incentive compensation expense recorded in General and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
Incentive compensation expense	2022	2021	2020
	(in thousands)
Cash — short and long-term incentive plan	$7,095	$6,824	$2,962
Equity-based compensation — restricted common units	4,089	4,146	4,688
Equity-based compensation — restricted performance units	11,174	6,320	(2,417)
Board of Directors incentive plan	2,125	1,752	1,456
Total incentive compensation expense	$24,483	$19,042	$6,689

NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred pre-tax or post-tax contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.6 million, $0.5 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2022 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.
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
The Series B cumulative convertible preferred units are entitled to quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”), provided that the Distribution Rate will be adjusted as

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

follows: commencing on November 28, 2023 and readjusting every two years thereafter (each, a “Readjustment Date”), the rate will equal the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. The Partnership cannot pay any distributions on any junior securities, including common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of December 31, 2022 and 2021. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain redemption provisions are outside the control of the Partnership.
The Partnership has the option to redeem the Series B cumulative convertible preferred units for a 90 day period beginning on November 28, 2023 at a redemption price of $21.41 per Series B cumulative convertible preferred unit. Thereafter, the Partnership may redeem the Series B cumulative convertible preferred units at par within a 90 day period on each second anniversary following November 28, 2023.

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
Net income (loss) attributable to the Partnership is allocated to the Partnership's general partner and the common unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$476,480	$181,987	$121,819
Distributions on Series B cumulative convertible preferred units	(21,000)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$455,480	$160,987	$100,819
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	455,480	160,987	100,819
	$455,480	$160,987	$100,819
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	209,382	208,181	206,705
Effect of dilutive securities	15,064	109	114
Weighted average common units outstanding (diluted)	224,446	208,290	206,819
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$2.18	$0.77	$0.49
Per common unit (diluted)[1]	2.12	0.77	0.49
1  For the year ended December 31, 2022 diluted net income (loss) attributable to common units included distributions on Series B cumulative convertible preferred units of $21 million.
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	—	14,968	14,968
NOTE 14 — COMMON UNITS
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Year Ended December 31,
	2022	2021	2020
Distributions declared and paid per common unit	$1.54	$0.85	$0.68
NOTE 15 — SUBSEQUENT EVENTS
Leadership Change
On January 18, 2023, the Partnership announced that Jeff Wood, the President, Chief Financial Officer, and Treasurer of the Partnership's general partner, will leave the Partnership effective February 28, 2023. Upon Mr. Wood's departure, Evan Kiefer, who currently serves as Vice President, Finance and Investor Relations, will assume the role of Interim Chief Financial Officer and Treasurer. The Partnership does not expect Mr. Wood's departure to have a material impact on its operations.
Distribution
On February 1, 2023, the Board approved a distribution for the period from October 1, 2022 to December 31, 2022 of $0.475 per common unit. Distributions will be paid on February 23, 2023 to unitholders of record at the close of business on February 16, 2023.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$—	$4,965	$—
Unproved	149	15,559	28
Exploration Costs	—	1,049	—
Development Costs[1]	11,293	3,964	2,742
Total	$11,442	$25,537	$2,770

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

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2022	2021
	(in thousands)
Proved properties	$2,094,563	$2,064,232
Unproved properties	909,344	937,395
Total	3,003,907	3,001,627
Accumulated depreciation, depletion, amortization, and impairment	(1,916,919)	(1,869,731)
Oil and natural gas properties, net	$1,086,988	$1,131,896

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED
Oil and Natural Gas Reserve Information
The following table sets forth estimated net quantities of the Partnership’s proved, proved developed, and proved undeveloped oil and natural gas reserves. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB. For estimates of oil reserves, the average WTI spot oil prices used were $94.14, $66.55, and $39.54 per barrel as of December 31, 2022, 2021, and 2020, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $6.36, $3.60, and $1.99 per MMBTU as of December 31, 2022, 2021, and 2020, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude insignificant natural gas liquid quantities owned by the Partnership. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $92.01 per barrel for oil and $6.50 per Mcf for natural gas as of December 31, 2022, $63.17 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2021, and $36.43 per barrel for oil and $1.60 per Mcf for natural gas as of December 31, 2020.

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2019	17,050	308,958	68,543
Revisions of previous estimates [1]	2,490	(22,337)	(1,233)
Sales of minerals in place[4]	(1,262)	(3,132)	(1,784)
Extensions, discoveries and other additions[3]	1,569	24,667	5,680
Production	(3,895)	(67,945)	(15,219)
Net proved reserves at December 31, 2020	15,952	240,211	55,987
Revisions of previous estimates[1]	4,817	38,537	11,240
Purchases of minerals in place[2]	272	216	308
Sales of minerals in place[4]	(135)	(6,194)	(1,167)
Extensions, discoveries and other additions[3]	1,911	32,592	7,343
Production	(3,646)	(61,445)	(13,886)
Net proved reserves at December 31, 2021	19,171	243,917	59,824
Revisions of previous estimates[1]	1,422	6,455	2,498
Extensions, discoveries and other additions[3]	2,182	78,992	15,347
Production	(3,591)	(59,778)	(13,554)
Net proved reserves at December 31, 2022	19,184	269,586	64,115
Net Proved Developed Reserves
December 31, 2020	15,952	230,411	54,354
December 31, 2021	19,111	224,222	56,481
December 31, 2022	19,184	236,529	58,606
Net Proved Undeveloped Reserves
December 31, 2020	—	9,800	1,633
December 31, 2021	60	19,695	3,343
December 31, 2022	—	33,057	5,509
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable revisions in 2020 are related to a reduction of royalty on certain Haynesville/Bossier wells in order to incentivize the operator to complete and turn the wells to sales. The most notable revisions in 2022 and 2021 are related to changes in commodity pricing.
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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Future cash inflows	$3,518,494	$2,033,256	$965,007
Future production costs	(339,603)	(206,785)	(99,124)
Future development costs	(49,081)	(43,500)	(59,692)
Future income tax expense	(10,535)	(6,322)	(3,019)
Future net cash flows (undiscounted)	3,119,275	1,776,649	803,172
Annual discount 10% for estimated timing	(1,454,264)	(804,527)	(309,675)
Total	$1,665,011	$972,122	$493,497

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Standardized measure, beginning of year	$972,122	$493,497	$847,894
Sales, net of production costs	(692,629)	(428,577)	(230,062)
Net changes in prices and production costs related to future production	773,189	537,659	(242,634)
Extensions, discoveries and improved recovery, net of future production and development costs	476,342	148,732	65,903
Previously estimated development costs incurred during the period	854	245	—
Revisions of estimated future development costs	(1,986)	2,254	(1,530)
Revisions of previous quantity estimates, net of related costs	68,270	210,039	(24,195)
Accretion of discount	97,553	49,530	85,109
Purchases of reserves in place, less related costs	—	9,254	—
Sales of reserves in place	—	(1,037)	(26,795)
Changes in timing and other	(28,704)	(49,474)	19,807
Net increase (decrease) in standardized measures	692,889	478,625	(354,397)
Standardized measure, end of year	$1,665,011	$972,122	$493,497
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