Form 10-Q
period 2023-03-31
Black Stone Minerals, L.P.
filed 2023-05-02
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2023, there were 209,966,519 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,150	$4,307
Accounts receivable	94,186	135,697
Commodity derivative assets	68,367	31,472
Prepaid expenses and other current assets	2,087	1,905
TOTAL CURRENT ASSETS	183,790	173,381
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $909,344 and $909,344 at March 31, 2023 and December 31, 2022, respectively	3,005,740	3,003,907
Accumulated depreciation, depletion, amortization, and impairment	(1,927,896)	(1,916,919)
Oil and natural gas properties, net	1,077,844	1,086,988
Other property and equipment, net of accumulated depreciation of $13,630 and $13,461 at March 31, 2023 and December 31, 2022, respectively	1,111	1,259
NET PROPERTY AND EQUIPMENT	1,078,955	1,088,247
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	8,919	9,454
TOTAL ASSETS	$1,271,664	$1,271,082
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,963	$6,773
Accrued liabilities	6,724	19,729
Commodity derivative liabilities	—	3,243
Other current liabilities	1,098	989
TOTAL CURRENT LIABILITIES	12,785	30,734
LONG–TERM LIABILITIES
Credit facility	—	10,000
Accrued incentive compensation	801	1,884
Commodity derivative liabilities	1,052	16
Asset retirement obligations	15,089	15,030
Other long-term liabilities	3,709	3,606
TOTAL LIABILITIES	33,436	61,270
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at March 31, 2023 and December 31, 2022, respectively	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 209,963 and 209,407 units outstanding at March 31, 2023 and December 31, 2022, respectively	939,867	911,451
TOTAL EQUITY	939,867	911,451
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,271,664	$1,271,082
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Oil and condensate sales	$60,909	$75,831
Natural gas and natural gas liquids sales	57,423	75,754
Lease bonus and other income	3,975	4,859
Revenue from contracts with customers	122,307	156,444
Gain (loss) on commodity derivative instruments	52,271	(120,020)
TOTAL REVENUE	174,578	36,424
OPERATING (INCOME) EXPENSE
Lease operating expense	2,668	3,161
Production costs and ad valorem taxes	12,667	13,949
Exploration expense	4	180
Depreciation, depletion, and amortization	11,147	10,917
General and administrative	12,648	13,763
Accretion of asset retirement obligations	245	202
TOTAL OPERATING EXPENSE	39,379	42,172
INCOME (LOSS) FROM OPERATIONS	135,199	(5,748)
OTHER INCOME (EXPENSE)
Interest and investment income	157	—
Interest expense	(814)	(1,209)
Other income (expense)	(99)	(45)
TOTAL OTHER EXPENSE	(756)	(1,254)
NET INCOME (LOSS)	134,443	(7,002)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$129,193	$(12,252)
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	129,193	(12,252)
	$129,193	$(12,252)
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.62	$(0.06)
Per common unit (diluted)	$0.60	$(0.06)
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,941	209,323
Weighted average common units outstanding (diluted)	224,910	209,323
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2022	209,407	$911,451
Repurchases of common units	(358)	(5,496)
Restricted units granted, net of forfeitures	914	—
Equity–based compensation	—	5,052
Distributions	—	(99,600)
Charges to partners' equity for accrued distribution equivalent rights	—	(733)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	134,443
BALANCE AT MARCH 31, 2023	209,963	$939,867

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2021	208,666	$765,268
Repurchases of common units	(262)	(2,991)
Restricted units granted, net of forfeitures	988	—
Equity–based compensation	—	6,659
Distributions	—	(56,462)
Charges to partners' equity for accrued distribution equivalent rights	—	(434)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	(7,002)
BALANCE AT MARCH 31, 2022	209,392	$699,788
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$134,443	$(7,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	11,147	10,917
Accretion of asset retirement obligations	245	202
Amortization of deferred charges	255	347
(Gain) loss on commodity derivative instruments	(52,271)	120,020
Net cash (paid) received on settlement of commodity derivative instruments	13,285	(31,244)
Equity-based compensation	2,118	4,551
Changes in operating assets and liabilities:
Accounts receivable	41,588	(2,263)
Prepaid expenses and other current assets	(182)	90
Accounts payable, accrued liabilities, and other	(13,333)	(12,975)
Settlement of asset retirement obligations	(140)	(67)
NET CASH PROVIDED BY OPERATING ACTIVITIES	137,155	82,576
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and natural gas properties	(1,932)	(3,658)
Purchases of other property and equipment	(22)	(31)
Proceeds from farmouts of oil and natural gas properties	—	3,593
NET CASH USED IN INVESTING ACTIVITIES	(1,954)	(96)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(99,600)	(56,462)
Distributions to Series B cumulative convertible preferred unitholders	(5,250)	(5,250)
Repurchases of common units	(5,496)	(2,991)
Borrowings under credit facility	50,000	58,000
Repayments under credit facility	(60,000)	(78,000)
Debt issuance costs and other	(12)	—
NET CASH USED IN FINANCING ACTIVITIES	(120,358)	(84,703)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,843	(2,223)
CASH AND CASH EQUIVALENTS – beginning of the period	4,307	8,876
CASH AND CASH EQUIVALENTS – end of the period	$19,150	$6,653
SUPPLEMENTAL DISCLOSURE
Interest paid	$588	$872
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2022 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2023.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	March 31, 2023	December 31, 2022

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$87,553	$129,078
Other	6,633	6,619
Total accounts receivable	$94,186	$135,697
NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions and divestitures
The Partnership had no material acquisition or divestiture activity during 2022 or the three months ended March 31, 2023.
Farmout Agreements
The Partnership has entered into farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lowering its capital spending other than for mineral and royalty interest acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.
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
San Augustine Farmout
In May 2021, BSM and Aethon Energy ("Aethon") entered into an agreement to develop certain of the Partnership's undeveloped acreage in San Augustine County. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, ten wells to be drilled in the second and third program years, and, thereafter, a minimum of twelve wells per year beginning with the fourth program year. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a ten year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of March 31, 2023, thirteen wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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
In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of March 31, 2023, twenty-six wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.

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
The Partnership recognized no impairment of oil and natural gas properties for the three months ended March 31, 2023 and 2022, respectively. See Note 5 - Fair Value Measurements for further discussion.
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
As of March 31, 2023, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2023, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$69,715	$(1,348)	$68,367
Long-term asset	Deferred charges and other long-term assets	857	(245)	612
Total assets		$70,572	$(1,593)	$68,979
Liabilities:
Current liability	Commodity derivative liabilities	$1,348	$(1,348)	$—
Long-term liability	Commodity derivative liabilities	1,297	(245)	1,052
Total liabilities		$2,645	$(1,593)	$1,052

		December 31, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,648	$(10,176)	$31,472
Long-term asset	Deferred charges and other long-term assets	797	(69)	728
Total assets		$42,445	$(10,245)	$32,200
Liabilities:
Current liability	Commodity derivative liabilities	$13,419	$(10,176)	$3,243
Long-term liability	Commodity derivative liabilities	85	(69)	16
Total liabilities		$13,504	$(10,245)	$3,259

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2023	2022
	(in thousands)
Beginning fair value of commodity derivative instruments	$28,941	$(53,545)
Gain (loss) on oil derivative instruments	7,422	(48,842)
Gain (loss) on natural gas derivative instruments	44,849	(71,178)
Net cash paid (received) on settlements of oil derivative instruments	1,400	15,892
Net cash paid (received) on settlements of natural gas derivative instruments	(14,685)	15,352
Net change in fair value of commodity derivative instruments	38,986	(88,776)
Ending fair value of commodity derivative instruments	$67,927	$(142,321)
The Partnership had the following open derivative contracts for oil as of March 31, 2023:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2023
First Quarter	210,000	$79.44	$73.00	$85.93
Second Quarter	540,000	80.80	73.00	89.50
Third Quarter	540,000	80.80	73.00	89.50
Fourth Quarter	540,000	80.80	73.00	89.50
2024
First Quarter	180,000	$68.28	$67.00	$69.00
Second Quarter	180,000	68.28	67.00	69.00
Third Quarter	180,000	68.28	67.00	69.00
Fourth Quarter	180,000	68.28	67.00	69.00

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of March 31, 2023:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2023
Second Quarter	8,190,000	$5.15	$3.28	$6.59
Third Quarter	8,280,000	5.15	3.28	6.59
Fourth Quarter	8,280,000	5.15	3.28	6.59
2024
First Quarter	5,460,000	$3.64	$3.57	$3.76
Second Quarter	5,460,000	3.64	3.57	3.76
Third Quarter	5,520,000	3.64	3.57	3.76
Fourth Quarter	5,520,000	3.64	3.57	3.76

The Partnership entered into the following derivative contracts for oil subsequent to March 31, 2023:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2024
First Quarter	90,000	$72.82	$72.82	$72.82
Second Quarter	90,000	72.82	72.82	72.82
Third Quarter	90,000	72.82	72.82	72.82
Fourth Quarter	90,000	72.82	72.82	72.82
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2023 and December 31, 2022 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2023
Financial Assets
Commodity derivative instruments	$—	$70,572	$—	$(1,593)	$68,979
Financial Liabilities
Commodity derivative instruments	$—	$2,645	$—	$(1,593)	$1,052
As of December 31, 2022
Financial Assets
Commodity derivative instruments	$—	$42,445	$—	$(10,245)	$32,200
Financial Liabilities
Commodity derivative instruments	$—	$13,504	$—	$(10,245)	$3,259
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the three months ended March 31, 2023 or the year ended December 31, 2022. See Note 3 - Oil and Natural Gas Properties.
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when assessing for impairment. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate.
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of March 31, 2023 or December 31, 2022. There were no assets measured at fair value on a non-recurring basis for the three months ended March 31, 2023 or the year ended December 31, 2022.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April and October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. In October 2022, the Partnership revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and the Partnership elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million with cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for October 2023.
In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to a base rate (which is a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, and (c) Adjusted Term SOFR for a one month tenor in effect on such day plus 1.00%) or Adjusted Term SOFR, in each case, plus the applicable margin. As of December 31, 2022 and March 31, 2023, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the Adjusted Term SOFR margin ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
The weighted-average interest rate of the Credit Facility was 6.65% during the quarter ended March 31, 2023 and the weighted-average interest rate was 6.92% as of December 31, 2022. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of March 31, 2023, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was zero and $10.0 million at March 31, 2023 and December 31, 2022, respectively. The unused portion of the available borrowings under the Credit Facility were $375.0 million and $365.0 million at March 31, 2023 and December 31, 2022, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2023 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash—short and long-term incentive plans	$1,079	$996
Equity-based compensation—restricted common units	954	927
Equity-based compensation—restricted performance units	633	3,093
Board of Directors incentive plan	531	531
Total incentive compensation expense	$3,197	$5,547
In the first quarter of 2023, the Partnership repurchased 357,761 common units at an average price of $15.36 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the shares to cover the employee's tax liability.
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.1 million for the performance cash awards and $14.2 million for the performance equity awards (1,212,360 performance units with a weighted-average grant date fair value of $11.72 per unit). As of March 31, 2023, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
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
The Series B cumulative convertible preferred units are entitled to an annual distribution of 7.0%, payable on a quarterly basis in arrears; provided that the distribution rate will be adjusted as follows: commencing on November 28, 2023 and readjusting every two years thereafter (each, a "Readjustment Date"), the rate will equal the greater of (i) the distribution rate in

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-distribution rate shall be increased by 2.0% per annum for such quarter.
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
The Partnership has the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90 day period beginning on November 28, 2023 at a redemption price of $21.41 per Series B cumulative convertible preferred unit, which is equal to 105% of par value. Thereafter, the Partnership may redeem the Series B cumulative convertible preferred units at par within a 90 day period on each second anniversary following November 28, 2023.
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of March 31, 2023 and December 31, 2022. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2023	2022

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$134,443	$(7,002)
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$129,193	$(12,252)
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	129,193	(12,252)
	$129,193	$(12,252)
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$129,193	$(12,252)
Effect of dilutive securities	5,250	—
Numerator for diluted EPU - net income (loss) attributable to common unitholders after the effect of dilutive securities	$134,443	$(12,252)
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	209,941	209,323
Effect of dilutive securities	14,969	—
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	224,910	209,323
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.62	$(0.06)
Per common unit (diluted)	$0.60	$(0.06)

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	—	14,969

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended March 31,
	2023	2022
Distributions declared and paid per common unit	$0.4750	$0.2700

NOTE 12 - SUBSEQUENT EVENTS
On April 19, 2023, the Board approved a distribution for the three months ended March 31, 2023 of $0.475 per common unit. Distributions will be payable on May 19, 2023 to unitholders of record at the close of business on May 12, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2022 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2023, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Development Update
Aethon has successfully turned sixteen wells to sales and has commenced operations on ten additional wells under the development agreement covering Angelina County. Aethon has successfully turned 4 wells to sales and has another nine wells awaiting completion operations under the separate development agreement covering San Augustine County. Additionally, XTO Energy has resumed drilling on our Shelby Trough acreage in San Augustine County and has one well currently awaiting completion operations.
Austin Chalk Update
We have entered into agreements with multiple operators to drill wells in the areas of the Austin Chalk in East Texas, where we have significant acreage positions. The results of our 2021 three well test program in the Brookeland Field demonstrates that modern completion technology can greatly improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. Eight operators are actively engaged in redevelopment of the field, with two rigs running continuously in the play. To date, twenty-two wells with modern completions are now producing in the area, and an additional six are currently either being drilled or completed.

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
Commodity prices decreased from the prior period ended March 31, 2022, due to several factors, including reduced demand for natural gas and rising global oil inventories. Natural gas prices decreased in the first quarter of 2023 as a result of reduced consumption due to the early emergence of warmer than expected weather conditions in the first two months of the quarter. The current price environment remains uncertain as responses to elevated inflation and the conflict in Ukraine continue to evolve. The EIA expects relatively flat U.S. natural gas production, increases in LNG exports, and increased consumption in the electric power sector will raise prices in 2023. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2023	2022
Benchmark Prices[1]	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$75.68	$100.53
Henry Hub spot natural gas ($/MMBtu)	2.10	5.46
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2023	2022
U.S. Rotary Rig Count[1]	First Quarter	First Quarter
Oil	592	531
Natural gas	160	137
Other	3	2
Total	755	670
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories will conclude the injection season in October 2023 at 3.8 Tcf, which is 6% higher than the previous five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2023	2022
Region[1]	First Quarter	First Quarter
East	335	268
Midwest	421	317
Mountain	80	89
Pacific	73	161
South Central	921	581
Total	1,830	1,416
1 Source: EIA

Natural Gas Exports

The EIA expects an increase in U.S. LNG exports resulting from three major LNG export projects under construction that will come online by the end of 2024. Net natural gas exports averaged 11.6 Bcf per day in the first quarter of 2023, a 10% increase from the 2022 average. The EIA forecasts average exports of 12.2 Bcf per day for the rest of 2023 and 12.7 Bcf per day for 2024. The EIA forecast reflects the assumption that production remains flat and that expected additional U.S. LNG export capacity comes online.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2023 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2023, we had hedged 67% and 22% of our available oil and condensate hedge volumes for 2023 and 2024, respectively. As of March 31, 2023, we had also hedged 64% and 41% of our available natural gas hedge volumes for 2023 and 2024, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income (loss)	$134,443	$(7,002)
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	11,147	10,917
Interest expense	814	1,209
Income tax expense (benefit)	147	103
Accretion of asset retirement obligations	245	202
Equity–based compensation	2,118	4,551
Unrealized (gain) loss on commodity derivative instruments	(38,986)	88,776
Adjusted EBITDA	109,928	98,756
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(5)	(9)
Cash interest expense	(559)	(862)
Preferred unit distributions	(5,250)	(5,250)
Distributable cash flow	$104,114	$92,635

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	793	831	(38)	(4.6)%
Natural gas (MMcf)[1]	16,452	12,759	3,693	28.9%
Equivalents (MBoe)	3,535	2,958	577	19.5%
Equivalents/day (MBoe)	39.3	32.9	6.4	19.5%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$76.81	$91.25	$(14.44)	(15.8)%
Natural gas ($/Mcf)[1]	3.49	5.94	(2.45)	(41.2)%
Equivalents ($/Boe)	$33.47	$51.25	$(17.78)	(34.7)%
Revenue:
Oil and condensate sales	$60,909	$75,831	$(14,922)	(19.7)%
Natural gas and natural gas liquids sales[1]	57,423	75,754	(18,331)	(24.2)%
Lease bonus and other income	3,975	4,859	(884)	(18.2)%
Revenue from contracts with customers	122,307	156,444	(34,137)	(21.8)%
Gain (loss) on commodity derivative instruments	52,271	(120,020)	172,291	(143.6)%
Total revenue	$174,578	$36,424	$138,154	379.3%
Operating expenses:
Lease operating expense	$2,668	$3,161	$(493)	(15.6)%
Production costs and ad valorem taxes	12,667	13,949	(1,282)	(9.2)%
Exploration expense	4	180	(176)	(97.8)%
Depreciation, depletion, and amortization	11,147	10,917	230	2.1%
General and administrative	12,648	13,763	(1,115)	(8.1)%
Other expense:
Interest expense	814	1,209	(395)	(32.7)%
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
Revenue
Total revenue for the quarter ended March 31, 2023 increased compared to the quarter ended March 31, 2022. The increase in total revenue from the corresponding period is primarily due to a gain from our commodity derivative instruments compared to a loss in the prior period and was partially offset by a decrease in oil and condensate sales, natural gas and NGL sales, and lease bonus and other income.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to lower realized commodity prices and production volumes. Our mineral and royalty interest oil and condensate volumes accounted for 92% and 94% of total oil and condensate volumes for quarters ended March 31, 2023 and 2022, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended March 31, 2023 as compared to the corresponding prior period. The decrease was primarily due to lower realized commodity prices between the comparative periods partially offset by higher production volumes due to the timing of new development. The increase in natural gas and NGL production was primarily driven by new development in the Haynesville/Bossier play trend. Mineral and royalty interest production accounted for 94% and 89% of our natural gas volumes for the quarters ended March 31, 2023 and 2022, respectively.
Gain (loss) on commodity derivative instruments. During the first quarter of 2023, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2022. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended March 31, 2023, we recognized $13.3 million of realized gains and $39.0 million of unrealized gains from our oil and natural gas commodity contracts, compared to $31.2 million of realized losses and $88.8 million of unrealized losses in the same period in 2022. The unrealized gains on our commodity contracts during the first quarter of 2023 were primarily driven by changes in the forward commodity price curves for natural gas. The unrealized losses for the same period in 2022 were primarily driven by changes in the forward commodity price curves for oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2023 was lower than the same period in 2022. Leasing activity in the Haynesville/Bossier and Wolfcamp plays made up the majority of lease bonus and other income for the first quarter of 2023, while a substantial portion of the first quarter 2022 activity came from leasing activity in the Wolfcamp play.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2023 as compared to the same period in 2022, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2023, production costs and ad valorem taxes decreased as compared to the quarter ended March 31, 2022, primarily due to lower production taxes stemming from falling commodity prices partially offset by higher ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was minimal for the quarter ended March 31, 2023 and in the corresponding prior period in 2022.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended March 31, 2023 as compared to the same period in 2022, primarily due to increased production partially offset by a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2023, general and administrative expenses decreased slightly as compared to the same period in 2022, primarily due to a $2.4 million decrease in equity compensation offset by a $1.7 million increase in cash compensation. The decrease in equity incentive compensation was due to lower costs recognized for performance-based incentive awards due to downward movements in our common unit price period over period.
Interest expense. Interest expense was lower in the first quarter of 2023 relative to the corresponding period in 2022, due to lower average outstanding borrowings under our Credit Facility and partially offset by higher interest rates.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of March 31, 2023, no balance was outstanding under the Credit Facility. We have the option to redeem Series B cumulative convertible preferred units beginning on November 28, 2023 . See Note 9 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Cash flows provided by operating activities	$137,155	$82,576	$54,579
Cash flows used in investing activities	(1,954)	(96)	(1,858)
Cash flows used in financing activities	(120,358)	(84,703)	(35,655)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the three months ended March 31, 2023 as compared to the same period of 2022. The increase was primarily due to higher cash settlements received on our commodity derivative instruments as compared to cash settlements paid in the same period of 2022.
Investing Activities. Net cash used in investing activities in the three months ended March 31, 2023 increased as compared to the same period of 2022. The increase was primarily due to increased cash additions to oil and natural gas properties, net of farmout reimbursements in the three months ended March 31, 2023 as compared to the corresponding prior period.
Financing Activities. Cash flows used in financing activities increased for the three months ended March 31, 2023 as compared to the same period of 2022. The increase was primarily due to higher distributions to unitholders in the three months ended March 31, 2023 as compared to the corresponding prior period.
Development Capital Expenditures
Our 2023 capital expenditure budget associated with our non-operated working interests is expected to be approximately $7.9 million, net of farmout reimbursements, of which $1.9 million has been invested in the three months ended March 31, 2023. The majority of this capital is anticipated to be spent for workovers and recompletions on existing wells in which we own a working interest.

Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. Borrowings under the Credit Facility may be used for the acquisition of properties, cash distributions, and other general corporate purposes. Our Credit Facility terminates on October 31, 2027. As of March 31, 2023, no balance was outstanding under the Credit Facility.
The borrowing base is redetermined semi-annually, usually in April and October and is derived from the value of our oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. We and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. We also have the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April and October 2021 and April 2022 borrowing base redeterminations reaffirmed the borrowing base at $400.0 million. In October 2022, we revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and we elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million with cash commitments at $375.0 million.The next semi-annual redetermination is scheduled for October 2023.
In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to a base rate (which is a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, and (c) Adjusted Term SOFR for a one month tenor in effect on such day plus 1.00%) or Adjusted Term SOFR, in each case, plus the applicable margin. As of December 31, 2022 and March 31, 2023, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the Adjusted Term SOFR margin ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
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
Our credit agreement contains various affirmative, negative, and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, and entering into certain derivative agreements, as well as require the maintenance of certain financial ratios. The credit agreement contains two financial covenants: total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater as defined in the credit agreement. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. The lenders have the right to accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default, and the credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy, and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. As of March 31, 2023, we were in compliance with all debt covenants.
Contractual Obligations
As of March 31, 2023, there have been no material changes to our contractual obligations previously disclosed in our 2022 Annual Report on Form 10-K.

Critical Accounting Policies and Related Estimates
As of March 31, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2022 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended March 31, 2023 by 10%. This results in an approximate 1% reduction of proved reserve volumes as compared to the unadjusted March 31, 2023 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2023, we had seven counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the three months ended March 31, 2023, we had $12.2 million average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 6.65%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of less than $0.1 million for the three months ended March 31, 2023, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2022 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2022 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended March 31, 2023:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2023	118,942	$15.47	—	$70,819,075
February 1 - February 28, 2023	158,263	15.56	—	70,819,075
March 1 - March 31, 2023	80,556	14.83	—	70,819,075
1 Consists of units withheld to satisfy tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees.
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

10.1
Separation Agreement and General Release of Claims, dated as of March 2, 2023, by and among Jeffrey P. Wood, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on March 3, 2023).

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 2, 2023	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Evan M. Kiefer
Evan M. Kiefer
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)