Form 10-Q
period 2023-09-30
Black Stone Minerals, L.P.
filed 2023-10-31
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 27, 2023, there were 209,990,924 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,030	$4,307
Accounts receivable	87,725	135,697
Commodity derivative assets	21,218	31,472
Prepaid expenses and other current assets	1,979	1,905
TOTAL CURRENT ASSETS	166,952	173,381
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $898,768 and $909,344 at September 30, 2023 and December 31, 2022, respectively	3,008,650	3,003,907
Accumulated depreciation, depletion, amortization, and impairment	(1,950,326)	(1,916,919)
Oil and natural gas properties, net	1,058,324	1,086,988
Other property and equipment, net of accumulated depreciation of $13,988 and $13,461 at September 30, 2023 and December 31, 2022, respectively	1,090	1,259
NET PROPERTY AND EQUIPMENT	1,059,414	1,088,247
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,615	9,454
TOTAL ASSETS	$1,233,981	$1,271,082
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,502	$6,773
Accrued liabilities	13,597	19,729
Commodity derivative liabilities	14,513	3,243
Other current liabilities	1,173	989
TOTAL CURRENT LIABILITIES	33,785	30,734
LONG–TERM LIABILITIES
Credit facility	—	10,000
Accrued incentive compensation	1,368	1,884
Commodity derivative liabilities	6,770	16
Asset retirement obligations	15,497	15,030
Other long-term liabilities	3,178	3,606
TOTAL LIABILITIES	60,598	61,270
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2023 and December 31, 2022	298,361	298,361
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 209,986 and 209,407 units outstanding at September 30, 2023 and December 31, 2022, respectively	875,022	911,451
TOTAL EQUITY	875,022	911,451
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,233,981	$1,271,082
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Oil and condensate sales	$85,724	$80,240	$208,184	$250,367
Natural gas and natural gas liquids sales	48,815	137,756	147,857	324,691
Lease bonus and other income	2,180	3,159	8,682	10,262
Revenue from contracts with customers	136,719	221,155	364,723	585,320
Gain (loss) on commodity derivative instruments	(26,922)	(4,726)	36,652	(152,095)
TOTAL REVENUE	109,797	216,429	401,375	433,225
OPERATING (INCOME) EXPENSE
Lease operating expense	2,615	2,896	8,149	9,256
Production costs and ad valorem taxes	16,441	17,856	41,952	51,309
Exploration expense	1,711	10	1,719	192
Depreciation, depletion, and amortization	12,367	12,208	33,935	35,018
General and administrative	14,448	13,044	38,950	39,326
Accretion of asset retirement obligations	254	209	749	616
(Gain) loss on sale of assets, net	(73)	—	(73)	(17)
TOTAL OPERATING EXPENSE	47,763	46,223	125,381	135,700
INCOME (LOSS) FROM OPERATIONS	62,034	170,206	275,994	297,525
OTHER INCOME (EXPENSE)
Interest and investment income	511	20	1,041	22
Interest expense	(621)	(1,693)	(2,080)	(4,264)
Other income (expense)	143	(58)	(53)	(22)
TOTAL OTHER EXPENSE	33	(1,731)	(1,092)	(4,264)
NET INCOME (LOSS)	62,067	168,475	274,902	293,261
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$56,817	$163,225	$259,152	$277,511
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	56,817	163,225	259,152	277,511
	$56,817	$163,225	$259,152	$277,511
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.27	$0.78	$1.23	$1.33
Per common unit (diluted)	$0.27	$0.75	$1.22	$1.31
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,982	209,402	209,963	209,374
Weighted average common units outstanding (diluted)	209,982	224,371	224,932	224,343
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2022	209,407	$911,451
Repurchases of common units	(358)	(5,496)
Restricted units granted, net of forfeitures	914	—
Equity–based compensation	—	5,052
Distributions	—	(99,600)
Charges to partners' equity for accrued distribution equivalent rights	—	(733)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	134,443
BALANCE AT MARCH 31, 2023	209,963	$939,867
Restricted units granted, net of forfeitures	5	—
Equity–based compensation	—	2,076
Distributions	—	(99,734)
Charges to partners' equity for accrued distribution equivalent rights	—	(471)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	78,392
BALANCE AT JUNE 30, 2023	209,968	$914,880
Restricted units granted, net of forfeitures	18	—
Equity–based compensation	—	3,530
Distributions	—	(99,744)
Charges to partners' equity for accrued distribution equivalent rights	—	(461)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	62,067
BALANCE AT SEPTEMBER 30, 2023	209,986	$875,022
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2021	208,666	$765,268
Repurchases of common units	(262)	(2,991)
Restricted units granted, net of forfeitures	988	—
Equity–based compensation	—	6,659
Distributions	—	(56,462)
Charges to partners' equity for accrued distribution equivalent rights	—	(434)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	(7,002)
BALANCE AT MARCH 31, 2022	209,392	$699,788
Restricted units granted, net of forfeitures	7	—
Equity–based compensation	—	2,273
Distributions	—	(83,759)
Charges to partners' equity for accrued distribution equivalent rights	—	(513)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	131,788
BALANCE AT JUNE 30, 2022	209,399	$744,327
Restricted units granted, net of forfeitures	3	—
Equity–based compensation	—	4,084
Distributions	—	(87,949)
Charges to partners' equity for accrued distribution equivalent rights	—	(460)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	168,475
BALANCE AT SEPTEMBER 30, 2022	209,402	$823,227
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$274,902	$293,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	33,935	35,018
Accretion of asset retirement obligations	749	616
Amortization of deferred charges	775	1,041
(Gain) loss on commodity derivative instruments	(36,652)	152,095
Net cash (paid) received on settlement of commodity derivative instruments	65,658	(162,567)
Equity-based compensation	8,412	11,809
(Gain) loss on sale of assets, net	(73)	(17)
Changes in operating assets and liabilities:
Accounts receivable	48,146	(60,345)
Prepaid expenses and other current assets	(74)	(281)
Accounts payable, accrued liabilities, and other	(8,435)	(1,592)
Settlement of asset retirement obligations	(208)	(488)
NET CASH PROVIDED BY OPERATING ACTIVITIES	387,135	268,550
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(932)	(132)
Additions to oil and natural gas properties	(3,720)	(11,811)
Additions to oil and natural gas properties leasehold costs	(9)	(32)
Purchases of other property and equipment	(358)	(50)
Proceeds from the sale of oil and natural gas properties	73	17
Proceeds from farmouts of oil and natural gas properties	—	11,331
NET CASH USED IN INVESTING ACTIVITIES	(4,946)	(677)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(299,078)	(228,170)
Distributions to Series B cumulative convertible preferred unitholders	(15,750)	(15,750)
Repurchases of common units	(5,496)	(2,991)
Borrowings under credit facility	64,000	237,000
Repayments under credit facility	(74,000)	(266,000)
Debt issuance costs and other	(142)	—
NET CASH USED IN FINANCING ACTIVITIES	(330,466)	(275,911)
NET CHANGE IN CASH AND CASH EQUIVALENTS	51,723	(8,038)
CASH AND CASH EQUIVALENTS – beginning of the period	4,307	8,876
CASH AND CASH EQUIVALENTS – end of the period	$56,030	$838
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,330	$3,203
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2022 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2023.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2023	December 31, 2022

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$80,018	$129,078
Other	7,707	6,619
Total accounts receivable	$87,725	$135,697
NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Divestitures
The Partnership had no material divestiture activity during 2022 or the nine months ended September 30, 2023.
Acquisitions
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
In the third quarter of 2023, the Partnership acquired mineral and royalty acreage in East Texas from various sellers for aggregate cash consideration of $0.9 million. These acquisitions were considered asset acquisitions and were funded with cash from operating activities. The Partnership had no material acquisition activity during the nine months ended September 30, 2022.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, the Partnership entered into a farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a 10 year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of September 30, 2023, 17 wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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
In November 2020, the Partnership entered into a farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of September 30, 2023, 45 wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.

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
The Partnership did not recognize any impairment of oil and natural gas properties for the three and nine months ended September 30, 2023 and 2022. See Note 5 - Fair Value Measurements for further discussion.
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
As of September 30, 2023, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022. See Note 5 - Fair Value Measurements for further discussion.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2023, the Partnership had seven counterparties, all of which are rated Baa1 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$26,896	$(5,678)	$21,218
Long-term asset	Deferred charges and other long-term assets	5	(5)	—
Total assets		$26,901	$(5,683)	$21,218
Liabilities:
Current liability	Commodity derivative liabilities	$20,191	$(5,678)	$14,513
Long-term liability	Commodity derivative liabilities	6,775	(5)	6,770
Total liabilities		$26,966	$(5,683)	$21,283

		December 31, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,648	$(10,176)	$31,472
Long-term asset	Deferred charges and other long-term assets	797	(69)	728
Total assets		$42,445	$(10,245)	$32,200
Liabilities:
Current liability	Commodity derivative liabilities	$13,419	$(10,176)	$3,243
Long-term liability	Commodity derivative liabilities	85	(69)	16
Total liabilities		$13,504	$(10,245)	$3,259

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022
	(in thousands)
Beginning fair value of commodity derivative instruments	$51,046	$(107,218)	$28,941	$(53,545)
Gain (loss) on oil derivative instruments	(36,013)	32,022	(21,232)	(33,096)
Gain (loss) on natural gas derivative instruments	9,091	(36,748)	57,884	(118,999)
Net cash paid (received) on settlements of oil derivative instruments	(2,659)	23,275	(4,431)	65,512
Net cash paid (received) on settlements of natural gas derivative instruments	(21,530)	45,596	(61,227)	97,055
Net change in fair value of commodity derivative instruments	(51,111)	64,145	(29,006)	10,472
Ending fair value of commodity derivative instruments	$(65)	$(43,073)	$(65)	$(43,073)
The Partnership had the following open derivative contracts for oil as of September 30, 2023:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2023
Third Quarter	180,000	$80.80	$73.00	$89.50
Fourth Quarter	540,000	80.80	73.00	89.50
2024
First Quarter	450,000	$68.98	$67.00	$72.82
Second Quarter	450,000	68.98	67.00	72.82
Third Quarter	450,000	68.98	67.00	72.82
Fourth Quarter	450,000	68.98	67.00	72.82

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2023:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2023
Fourth Quarter	8,280,000	5.15	3.28	6.59
2024
First Quarter	10,010,000	$3.57	$3.48	$3.76
Second Quarter	10,010,000	3.57	3.48	3.76
Third Quarter	10,120,000	3.57	3.48	3.76
Fourth Quarter	10,120,000	3.57	3.48	3.76
The Partnership entered into the following derivative contracts for oil subsequent to September 30, 2023:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2024
First Quarter	120,000	$80.71	$80.35	$81.00
Second Quarter	120,000	80.71	80.35	81.00
Third Quarter	120,000	80.71	80.35	81.00
Fourth Quarter	120,000	80.71	80.35	81.00
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
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2023 and December 31, 2022 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See Note 4 - Commodity Derivative Financial Instruments for further discussion.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2023
Financial Assets
Commodity derivative instruments	$—	$26,901	$—	$(5,683)	$21,218
Financial Liabilities
Commodity derivative instruments	$—	$26,966	$—	$(5,683)	$21,283
As of December 31, 2022
Financial Assets
Commodity derivative instruments	$—	$42,445	$—	$(10,245)	$32,200
Financial Liabilities
Commodity derivative instruments	$—	$13,504	$—	$(10,245)	$3,259
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the nine months ended September 30, 2023 or the year ended December 31, 2022. See Note 3 - Oil and Natural Gas Properties.
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when assessing for impairment. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate.
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty, particularly in the current volatile market, and cannot be determined with precision. Changes to these estimates, particularly related to economic reserves, future commodity prices, and timing of future production could result in additional impairment charges in the future. There were no significant changes in valuation techniques or related inputs as of September 30, 2023 or December 31, 2022. There were no assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2023 or the year ended December 31, 2022.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. In October 2022, the Partnership revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and the Partnership elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million with cash commitments at $375.0 million. The October 2023 borrowing base redetermination increased the borrowing base to $580.0 million with no change to the cash commitments. The next semi-annual redetermination is scheduled for April 2024.
In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by the Partnership equal to a base rate (which is a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, and (c) Adjusted Term SOFR for a one month tenor in effect on such day plus 1.00%) or Adjusted Term SOFR, in each case, plus the applicable margin. As of December 31, 2022 and September 30, 2023, the applicable margin for the alternative base rate ranged from 1.50% to 2.50% and the Adjusted Term SOFR margin ranged from 2.50% to 3.50%, depending on the borrowings outstanding in relation to the borrowing base.
The weighted-average interest rate of the Credit Facility was 7.33% during the nine months ended September 30, 2023 and 6.92% as of December 31, 2022. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. In addition, a commitment fee is payable at the end of each calendar quarter based on either a rate of 0.375% if the borrowing base utilization percentage is less than 50%, or 0.500% per annum if the borrowing base utilization percentage is equal to or greater than 50%. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of September 30, 2023, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was zero and $10.0 million at September 30, 2023 and December 31, 2022, respectively. The unused portion of the available borrowings under the Credit Facility were $375.0 million and $365.0 million at September 30, 2023 and December 31, 2022, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2023 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cash—short and long-term incentive plans	$1,303	$1,422	$3,236	$4,381
Equity-based compensation—restricted common units	976	1,054	2,872	3,030
Equity-based compensation—restricted performance units	2,282	2,949	3,968	7,186
Board of Directors incentive plan	519	531	1,572	1,593
Total incentive compensation expense	$5,080	$5,956	$11,648	$16,190
For the nine months ended September 30, 2023, the Partnership repurchased 357,761 common units at an average price of $15.36 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the shares to cover the employee's tax liability.
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.7 million for the performance cash awards and $14.9 million for the performance equity awards (1,244,945 performance units with a weighted-average grant date fair value of $11.93 per unit). As of September 30, 2023, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
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
The Series B cumulative convertible preferred units had a carrying value of $298.4 million, including accrued distributions of $5.3 million, as of September 30, 2023 and December 31, 2022. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$62,067	$168,475	$274,902	$293,261
Distributions on Series B cumulative convertible preferred units	(5,250)	(5,250)	(15,750)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$56,817	$163,225	$259,152	$277,511
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	56,817	163,225	259,152	277,511
	$56,817	$163,225	$259,152	$277,511
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$56,817	$163,225	$259,152	$277,511
Effect of dilutive securities	—	5,250	15,750	15,750
Numerator for diluted EPU - net income (loss) attributable to common unitholders after the effect of dilutive securities	$56,817	$168,475	$274,902	$293,261
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	209,982	209,402	209,963	209,374
Effect of dilutive securities	—	14,969	14,969	14,969
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	209,982	224,371	224,932	224,343
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.27	$0.78	$1.23	$1.33
Per common unit (diluted)	$0.27	$0.75	$1.22	$1.31

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	14,969	—	—	—

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions declared and paid per common unit	$0.4750	$0.4200	$1.4250	$1.0900

NOTE 12 - SUBSEQUENT EVENTS
On October 18, 2023, the Board approved a distribution for the three months ended September 30, 2023 of $0.475 per common unit. Distributions will be payable on November 16, 2023 to unitholders of record at the close of business on November 9, 2023.

On October 30, 2023, the Board authorized a $150 million unit repurchase program, terminating its existing $75 million program authorized in 2018. The unit repurchase program authorized the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. All or a portion of any repurchases may be made under a Rule 10b5-1 plan, which would permit common units to be repurchased when the Partnership might otherwise be precluded from doing so under applicable laws. The repurchase program does not obligate the Partnership to acquire any particular number of common units and may be modified or suspended at any time and could be terminated prior to completion. The Partnership will periodically report the number of common units repurchased. The program will be funded from the Partnership’s cash on hand or through borrowings under the credit facility. Any repurchased units will be canceled.

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
As of September 30, 2023, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in over 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Development Update
Aethon continues to perform with drilling and completing wells according to our development agreements. Aethon has six rigs currently on our acreage in the Shelby Trough. As of September 30, 2023, Aethon has successfully turned 18 wells to sales and has commenced operations on 27 additional wells under the development agreement covering Angelina County. As of September 30, 2023, Aethon has successfully turned ten wells to sales and has another seven wells awaiting completion operations under the separate development agreement covering San Augustine County. Additionally, XTO Energy has two wells currently awaiting completion operations.
Austin Chalk Update
We have entered into agreements with multiple operators to drill wells in the areas of the Austin Chalk in East Texas, where we have significant acreage positions. The results of the 2021 three well test program in the Brookeland Field demonstrated that modern completion technology has the potential to greatly improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. Eight operators are actively engaged in redevelopment of the field. As of September 30, 2023, 26 wells with modern completions are now producing in the field, and an additional three wells are currently either being drilled or completed.

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
Average commodity prices during the nine months ended September 30, 2023 decreased from the corresponding prior period, due to several factors, including reduced demand for natural gas and rising global oil inventories. Natural gas prices decreased sharply in the fourth quarter of 2022 and the first quarter of 2023 as a result of increases in dry natural gas production, lower-than-average consumption due to mild winter weather conditions, and the resulting higher-than-average storage inventories. Natural gas prices began to recover in the next two quarters as production growth has not kept pace with the growth in LNG exports and record consumption in the electric power sector this summer. Despite lower-than-average storage injections in the third quarter, natural gas inventories remain above the five-year average, and the U.S. Energy Information Administration ("EIA") expects natural gas supplies will be sufficient to meet winter demand. For much of the nine months ended September 30, 2023, oil prices were lower than the corresponding prior period. In September 2023, oil prices increased after Saudi Arabia extended its voluntary crude oil production cuts through the end of the year and U.S. commercial crude oil inventories fell to the lowest levels since early 2022. The EIA expects reduced production targets by members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+") to continue during 2024 with offsetting production growth from non-OPEC+ producers. Given the dynamic nature of these events, along with the volatile geopolitical conflicts in Ukraine and the Middle East, we cannot reasonably estimate the period of time that these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2023			2022
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$90.77	$70.66	$75.68	$79.91	$107.76	$100.53
Henry Hub spot natural gas ($/MMBtu)	$2.68	2.48	2.10	6.40	6.54	5.46
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2023			2022
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	502	545	592	604	594	531
Natural gas	116	124	160	159	157	137
Other	5	5	3	2	2	2
Total	623	674	755	765	753	670
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA estimates that natural gas inventories concluded the injection season in October 2023 at 3.9 Tcf, which is 6% higher than the previous five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2023			2022
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	847	643	335	756	461	268
Midwest	991	705	421	916	535	317
Mountain	239	173	80	184	134	89
Pacific	278	216	73	247	235	161
South Central	1,090	1,141	921	1,003	886	581
Total	3,445	2,878	1,830	3,106	2,251	1,416
1 Source: EIA

Natural Gas Exports

The EIA expects an increase in U.S. LNG exports resulting from three LNG export projects that are set to begin operations in 2024. Net natural gas exports averaged 11.4 Bcf per day in the third quarter of 2023, a 7% increase from the 2022 average. The EIA forecasts average exports of 11.9 Bcf per day for the remainder of 2023 and 13.1 Bcf per day for 2024. The EIA forecast reflects the assumption that production remains flat and that expected additional U.S. LNG export capacity comes online.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2023 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2023, we had hedged 67% and 56% of our available oil and condensate hedge volumes for 2023 and 2024, respectively. As of September 30, 2023, we had also hedged 63% and 77% of our available natural gas hedge volumes for 2023 and 2024, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$62,067	$168,475	$274,902	$293,261
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	12,367	12,208	33,935	35,018
Interest expense	621	1,693	2,080	4,264
Income tax expense (benefit)	(109)	140	177	229
Accretion of asset retirement obligations	254	209	749	616
Equity–based compensation	3,777	4,534	8,412	11,809
Unrealized (gain) loss on commodity derivative instruments	51,111	(64,145)	29,006	(10,472)
(Gain) loss on sale of assets, net	(73)	—	(73)	(17)
Adjusted EBITDA	130,015	123,114	349,188	334,708
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(8)	(8)	(23)
Cash interest expense	(359)	(1,346)	(1,305)	(3,223)
Preferred unit distributions	(5,250)	(5,250)	(15,750)	(15,750)
Distributable cash flow	$124,405	$116,510	$332,125	$315,712

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended September 30,
	2023	2022	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,092	844	248	29.4%
Natural gas (MMcf)[1]	16,980	16,994	(14)	(0.1)%
Equivalents (MBoe)	3,922	3,676	246	6.7%
Equivalents/day (MBoe)	42.6	40.0	2.6	6.5%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$78.50	$95.07	$(16.57)	(17.4)%
Natural gas ($/Mcf)[1]	2.87	8.11	(5.24)	(64.6)%
Equivalents ($/Boe)	$34.30	$59.30	$(25.00)	(42.2)%
Revenue:
Oil and condensate sales	$85,724	$80,240	$5,484	6.8%
Natural gas and natural gas liquids sales[1]	48,815	137,756	(88,941)	(64.6)%
Lease bonus and other income	2,180	3,159	(979)	(31.0)%
Revenue from contracts with customers	136,719	221,155	(84,436)	(38.2)%
Gain (loss) on commodity derivative instruments	(26,922)	(4,726)	(22,196)	469.7%
Total revenue	$109,797	$216,429	$(106,632)	(49.3)%
Operating expenses:
Lease operating expense	$2,615	$2,896	$(281)	(9.7)%
Production costs and ad valorem taxes	16,441	17,856	(1,415)	(7.9)%
Exploration expense	1,711	10	1,701	17,010.0%
Depreciation, depletion, and amortization	12,367	12,208	159	1.3%
General and administrative	14,448	13,044	1,404	10.8%
Other expense:
Interest expense	621	1,693	(1,072)	(63.3)%
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
Revenue
Total revenue for the quarter ended September 30, 2023 decreased compared to the quarter ended September 30, 2022. The decrease in total revenue from the corresponding period is primarily due to a decrease in natural gas and NGL sales and a larger loss from our commodity derivative instruments, and was partially offset by a small increase in oil and condensate sales.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to higher production volumes partially offset by lower realized commodity prices. The increase in oil and condensate production was driven by increases in mineral and royalty production in the Permian Basin, the Bakken Shale, and the Eagle Ford. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 94% of total oil and condensate volumes for quarters ended September 30, 2023 and 2022, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended September 30, 2023 as compared to the corresponding prior period. The decrease was primarily due to lower realized commodity prices between the comparative periods. Mineral and royalty interest production accounted for 94% and 93% of our natural gas volumes for the quarters ended September 30, 2023 and 2022, respectively.
Gain (loss) on commodity derivative instruments. During the third quarter of 2023, we recognized a larger loss from our commodity derivative instruments compared to the same period in 2022. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. For the three months ended September 30, 2023, we recognized $24.2 million of realized gains and $51.1 million of unrealized losses from our oil and natural gas commodity contracts, compared to $68.9 million of realized losses and $64.1 million of unrealized gains in the same period in 2022. The unrealized losses on our commodity contracts during the third quarter of 2023 and the unrealized gains in the same period in 2022 were primarily driven by changes in the forward commodity price curves for oil.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2023 was lower than the same period in 2022. Leasing activity in the Haynesville/Bossier and Bakken/Three Forks plays made up the majority of lease bonus and other income for the third quarter of 2023, while the majority of the third quarter 2022 activity came from leasing activity in the Haynesville/Bossier play and the Permian Basin.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended September 30, 2023 as compared to the same period in 2022, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2023, production costs and ad valorem taxes decreased as compared to the quarter ended September 30, 2022, primarily due to lower commodity prices and ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the quarter ended September 30, 2023 primarily related to costs incurred to acquire seismic information related to our mineral and royalty interests. Exploration expense in the corresponding prior period of 2022 was minimal.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization was unchanged for the quarter ended September 30, 2023 as compared to the same period in 2022.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2023, general and administrative expenses increased as compared to the same period in 2022, primarily due to a $1.3 million increase in consulting costs related to internal projects.
Interest expense. Interest expense was lower in the third quarter of 2023 relative to the corresponding period in 2022, due to no borrowings under our Credit Facility. Interest expense for the third quarter of 2023 consisted of commitment fees and amortization of debt issuance costs.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,731	2,574	157	6.1%
Natural gas (MMcf)[1]	48,101	42,648	5,453	12.8%
Equivalents (MBoe)	10,748	9,682	1,066	11.0%
Equivalents/day (MBoe)	39.4	35.5	3.9	11.0%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$76.23	$97.27	$(21.04)	(21.6)%
Natural gas ($/Mcf)[1]	3.07	7.61	(4.54)	(59.7)%
Equivalents ($/Boe)	$33.13	$59.39	$(26.26)	(44.2)%
Revenue:
Oil and condensate sales	$208,184	$250,367	$(42,183)	(16.8)%
Natural gas and natural gas liquids sales[1]	147,857	324,691	(176,834)	(54.5)%
Lease bonus and other income	8,682	10,262	(1,580)	(15.4)%
Revenue from contracts with customers	364,723	585,320	(220,597)	(37.7)%
Gain (loss) on commodity derivative instruments	36,652	(152,095)	188,747	124.1%
Total revenue	$401,375	$433,225	$(31,850)	(7.4)%
Operating expenses:
Lease operating expense	$8,149	$9,256	$(1,107)	(12.0)%
Production costs and ad valorem taxes	41,952	51,309	(9,357)	(18.2)%
Exploration expense	1,719	192	1,527	795.3%
Depreciation, depletion, and amortization	33,935	35,018	(1,083)	(3.1)%
General and administrative	38,950	39,326	(376)	(1.0)%
Other expense:
Interest expense	2,080	4,264	(2,184)	(51.2)%
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
Revenue
Total revenue for the nine months ended September 30, 2023 decreased compared to the corresponding prior period. The decrease in total revenue is due to decreases in natural gas and NGL sales, oil and condensate sales, and lease bonus and other income which were partially offset by a gain from our commodity derivative instruments for the nine months ended September 30, 2023 compared to a loss in the same period in 2022.
Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2023 decreased compared to the corresponding prior period due to lower realized commodity prices that were partially offset by an increase in production. The increase in oil and condensate production was driven by mineral and royalty production in the Bakken Shale, the Permian Basin and the Eagle Ford. Our mineral and royalty interest oil and condensate volumes accounted for 94% and 93% of total oil and condensate volumes for the nine months ended September 30, 2023 and 2022, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2023 decreased compared to the corresponding prior period due to lower realized commodity prices partially offset by higher production volumes. The increase in natural gas and NGL production was driven by increases in royalty interest production volumes, primarily within the Haynesville/Bossier play, including new activity from the Aethon development program in the Shelby Trough. Mineral and royalty interest production accounted for 94% and 91% of our natural gas volumes for the nine months ended September 30, 2023 and 2022, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2023, we recognized a gain from our commodity derivative instruments compared to a loss for the same period in 2022. In the nine months ended September 30, 2023, we recognized $65.7 million of realized gains and $29.0 million of unrealized losses from our oil and natural gas commodity contracts, compared to $162.6 million of realized losses and $10.5 million of unrealized gains in the same period in 2022. The unrealized losses on our commodity contracts during the nine months ended September 30, 2023 and the unrealized gains in the corresponding period in 2022 were primarily driven by changes in the forward commodity price curves for oil.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2023 was lower than the same period in 2022. Leasing activity in the Haynesville/Bossier and Bakken/Three Forks plays made up the majority of lease bonus and other income for the nine months ended September 30, 2023, while a substantial portion of the activity in the corresponding prior period came from leasing activity in the Haynesville/Bossier play and the Permian Basin.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the nine months ended September 30, 2023, production costs and ad valorem taxes decreased as compared to the nine months ended September 30, 2022, primarily due to lower commodity prices and lower ad valorem tax estimates.
Exploration expense. Exploration expense for the nine months ended September 30, 2023 primarily related to costs incurred to acquire seismic information related to our mineral and royalty interests. Exploration expense in the corresponding prior period of 2022 was minimal.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased slightly for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities partially offset by increased production. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.
General and administrative. For the nine months ended September 30, 2023, general and administrative expenses decreased as compared to the same period in 2022, primarily due to a $3.4 million decrease in equity compensation which was partially offset by a $1.4 million increase in cash compensation and a $1.4 million increase in consulting costs related to internal projects. The decrease in equity incentive compensation was due to lower costs recognized for performance-based incentive awards resulting from upward movements in our common unit price in the corresponding prior period. The increase in cash compensation was driven by an increase in salaries and a separation payment related to the departure of a senior executive in the first quarter of 2023. This increase was partially offset by lower costs recognized under our short-term cash incentive plan due to projected outperformance relative to performance targets in the prior period.
Interest expense. Interest expense was lower in the nine months ended September 30, 2023 than in the prior period primarily due to lower average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, borrowings under our Credit Facility, and proceeds from the issuance of equity and debt. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business, specifically the acquisition of mineral and royalty interests and our selective participation on a non-operated working interest basis in the development of our oil and natural gas properties. As of September 30, 2023, no balance was outstanding under the Credit Facility. Beginning on November 28, 2023, we have the option to redeem Series B cumulative convertible preferred units. Also effective November 28, 2023, and every two years thereafter (each, a "Readjustment Date"), the distribution rate for the Series B cumulative convertible preferred units will be adjusted to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum. See Note 9 - Preferred Units to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change

	(in thousands)
Cash flows provided by operating activities	$387,135	$268,550	$118,585
Cash flows used in investing activities	(4,946)	(677)	(4,269)
Cash flows used in financing activities	(330,466)	(275,911)	(54,555)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the nine months ended September 30, 2023 as compared to the same period of 2022. The increase was primarily due to higher cash settlements received on our commodity derivative instruments as compared to cash settlements paid in the same period of 2022.
Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2023 increased as compared to the same period of 2022. The increase was primarily due to increased additions to oil and natural gas properties, net of farmout reimbursements in the nine months ended September 30, 2023 as compared to the corresponding prior period.
Financing Activities. Cash flows used in financing activities increased for the nine months ended September 30, 2023 as compared to the same period of 2022. The increase was primarily due to higher distributions to unitholders in the nine months ended September 30, 2023 as compared to the corresponding prior period.
Development Capital Expenditures
Our 2023 capital expenditure budget associated with our non-operated working interests is expected to be approximately $4.1 million, net of farmout reimbursements, of which $3.7 million has been invested in the nine months ended September 30, 2023. The majority of this capital is for our participation in a single well drilled on our mineral acreage in the Austin Chalk play trend as part of our organic initiatives in the area. The remaining capital is for workovers and recompletions on existing wells in which we own a working interest.
Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. In October 2022, we revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and we elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million with cash commitments at $375.0 million. The October 2023 borrowing base redetermination increased the borrowing base to $580.0 million with no change to the cash commitments. The next semi-annual redetermination is scheduled for April 2024.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets, among other things. As of September 30, 2023, we were in compliance with all debt covenants.
See Note 6 – Credit Facility to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of September 30, 2023, there have been no material changes to our contractual obligations previously disclosed in our 2022 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of September 30, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2022 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we reduced the SEC commodity pricing for the three months ended September 30, 2023 by 10%. This results in an approximate 2% reduction of proved reserve volumes as compared to the unadjusted September 30, 2023 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of

September 30, 2023, we had seven counterparties, all of which were rated Baa1 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the nine months ended September 30, 2023, we had $4.6 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 7.33%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of less than $0.1 million for the nine months ended September 30, 2023, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: October 31, 2023	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Evan M. Kiefer
Evan M. Kiefer
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)