Form 10-K
period 2023-12-31
Black Stone Minerals, L.P.
filed 2024-02-20
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $2,692,990,488 on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $15.95 per unit as reported by the New York Stock Exchange on such date. As of February 16, 2024, 210,313,477 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
Documents Incorporated by Reference: Certain information called for in Items 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of unitholders.

BLACK STONE MINERALS, L.P.

GLOSSARY OF TERMS
The following includes abbreviations and meanings of certain terms commonly used in the oil and natural gas industry that may be used in this Annual Report on Form 10-K (“Annual Report”).
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
Logs. Measurements that provide information on porosity, hydraulic conductivity, and fluid content of formations drilled in fluid-filled boreholes.
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

GLOSSARY OF TERMS
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
Proved reserves. The estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods, and government regulations.
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
•The volatility of oil and natural gas prices, and the potential material reduction in demand for oil and natural gas due to factors beyond our control, greatly affects our financial condition, results of operations, and cash distributions;
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
◦Risks arising out of the threat of climate change; and
◦Operating hazards and uninsured risks such as secondary liability for damage to the environment;
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
•Tax-related risks, including:
◦Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (the “IRS”) treating us as a corporation or legislative, judicial, or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership;
◦Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take; and
◦Tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.
•Other risks to our unitholders include:
◦Actions taken by our general partner may affect the amount of cash generated from operations that is available for distribution to unitholders;
◦The market price of our common units could be adversely affected by certain events, including increases in interest rates and the sales of substantial amounts of our common units in the public or private markets; and
◦Unitholders may have liability to repay distributions pursuant to Delaware law and common units may be subject to redemption;
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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
General
Black Stone Minerals, L.P. (“BSM,” the “Partnership,” “we” or “us”) is one of the largest owners and managers of oil and natural gas mineral interests in the United States ("U.S."). Our principal business is maximizing the value of our existing portfolio of mineral and royalty assets through active management. We maximize value through marketing our mineral assets for lease and creatively structuring the terms on those leases to encourage and accelerate drilling activity. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for stable production and reserves over time, allowing the majority of generated cash flow to be distributed to unitholders.
We own mineral interests in approximately 16.8 million gross acres, with an average 43.5% ownership interest in that acreage. We also own NPRIs in 1.8 million gross acres and ORRIs in 1.6 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in approximately 68,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Springs in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

Our Assets
As of December 31, 2023, our total estimated proved oil and natural gas reserves were 64,474 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of our total reserves as of December 31, 2023, approximately 89% were proved developed reserves and approximately 11% were proved undeveloped reserves. At December 31, 2023, our estimated proved reserves were 30% oil and 70% natural gas.
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
MID-CONTINENT
FOREST CITY
CHEROKEE PLATFORM
ANADARKO
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
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2023, approximately 25% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests.
The majority of our producing mineral and royalty interest acreage is pooled with third-party acreage to form pooled units. Pooling proportionately reduces our royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which we have such reduced royalty interest.
Non-Operated Working Interests
We own non-operated working interests related to our mineral interests in various plays across our asset base. The majority of our working interest exposure is in the Haynesville/Bossier play in San Augustine County, Texas and Angelina County, Texas. We have farmout arrangements in place for our entire working interest position in that area. In 2022, we entered into agreements with multiple operators to drill wells in the Austin Chalk in East Texas, where we have significant acreage positions. We also hold working interests acquired through working interest participation rights, which we often include in the terms of our leases. This participation right complements our core mineral and royalty interest business because it allows us to realize additional value from our minerals. Under the terms of the relevant leases, we are typically granted a unit-by-unit or a well-by-well option to participate on a non-operated working interest basis in drilling opportunities on our mineral acreage. This right to participate in a unit or well is exercisable at our sole discretion. We exercise this option when the results from prior drilling and production activities have substantially reduced the economic risk associated with development drilling and where we believe the probability of achieving attractive economic returns is high. We generally farmout or sell these participation rights to third parties and often retain some form of non-cost-bearing interest in those wells, such as an overriding royalty interest.
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 6% of our total production volumes during the year ended December 31, 2023. As of December 31, 2023, we owned non-operated working interests in 3,352 gross (377 net) wells.
Our 2024 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest.

Acreage Overlap
We present tables in the following sections with information about our mineral and royalty interests and working interests. Some of these tables include acreage by interest type. We may own more than one type of interest in the same tract of land. For example, where we have acquired non-operated working interests related to our mineral interests in a given tract, our working interest acreage in that tract will relate to the same acres as our mineral interest acreage in that tract. Consequently, when acreage is presented by interest type, some of the acreage shown for one type of interest may also be included in the acreage shown for another type of interest. Because of our non-operated working interests, overlap between working interest acreage and mineral and royalty interest acreage can be significant; overlap between the different types of mineral and royalty interests is not significant.

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
See "Note 4 – Oil and Natural Gas Properties" to the consolidated financial statements included elsewhere in this Annual Report for additional information.

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

	Acreage as of December 31, 2023
	Mineral and Royalty Interests						Working Interests[1]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[2]	Gross Acres	Net %[3]	Gross Acres	Net %[3]	Gross Acres	Net Acres
Gulf Coast	7,927,137	52.1%	553,369	4.8%	191,011	3.6%	325,500	76,242
Southwestern U.S.	2,764,885	25.3%	988,675	3.9%	193,734	1.7%	18,122	12,121
Rocky Mountains	2,121,611	15.4%	243,295	3.4%	798,728	2.4%	90,328	15,210
Eastern U.S.	1,649,953	47.6%	1,727	4.0%	74,247	1.3%	13,468	1,375
Mid-Continent	1,307,718	34.6%	38,332	4.3%	269,750	3.6%	53,391	31,083
Western U.S.	1,025,864	89.1%	331	1.8%	28,029	3.3%	—	—
Total	16,797,168	43.5%	1,825,729	4.1%	1,555,499	2.6%	500,809	136,031

1 This excludes acreage for which we have incomplete seller records.
2 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the BSM Land Region. Our weighted average royalty interest for all of our mineral interests is approximately 21%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
3 Refers to our average royalty interest. Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in the BSM Land Region. NPRIs may be denominated as a “fractional royalty,” which entitles the owner to the stated fraction of gross production, or a “fraction of royalty,” where the stated fraction is multiplied by the lease royalty. In cases where our land documentation does not specify the form of NPRI, we have assumed a fractional royalty for purposes of the average royalty interests shown above.

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2023[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2023	2022	2021	2023	2022	2021
Gulf Coast	14,771	1,461	23,600	21,019	19,539	1,614	2,108	3,820
Southwestern U.S.	26,048	631	6,417	5,703	5,442	67	69	134
Rocky Mountains	15,422	839	4,609	4,545	5,138	519	534	585
Eastern U.S.	1,590	6	748	835	754	6	3	16
Mid-Continent	9,160	415	1,824	1,972	1,796	170	84	555
Western U.S.	565	—	238	261	267	—	—	—
Total	67,556	3,352	37,436	34,335	32,936	2,376	2,798	5,110
1 We own both mineral and royalty interests and working interests in 2,029 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 75% of our aggregate production for the year ended December 31, 2023.
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

	Acreage as of December 31, 2023
	Mineral and Royalty Interests						Working Interests[1]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[2]	Gross Acres	Net %[3]	Gross Acres	Net %[3]	Gross Acres	Net Acres
Bakken/ Three Forks	397,745	17.0%	38,624	1.4%	12,168	1.3%	52,043	6,671
Haynesville/Bossier	401,763	61.5%	28,358	2.8%	26,676	5.3%	154,267	28,499
Permian-Midland	221,630	4.9%	128,401	2.3%	99,864	0.4%	160	4
Permian-Delaware	134,287	9.3%	39,103	2.6%	5,163	3.1%	2,482	1,071
Eagle Ford	67,414	14.4%	106,301	1.3%	48,220	2.2%	1,147	87
1 This excludes acreage for which we have incomplete seller records.
2 Refers to our average ownership interest. Ownership interest is the percentage that our undivided ownership interest in a tract bears to the entire tract. The average ownership interests shown reflect the weighted averages of our ownership interests in all tracts in the resource play. Our weighted average royalty interest for all of our mineral interests is approximately 21%, which may be multiplied by our ownership interest to approximate the average net royalty interest for our mineral interests.
3 Refers to our average royalty interest. Average royalty interest is equal to the weighted-average percentage of production or revenues (before operating costs) that we are entitled to on a tract-by-tract basis in the resource play. NPRIs may be denominated as a “fractional royalty,” which entitles the owner to the stated fraction of gross production, or a “fraction of royalty,” where the stated fraction is multiplied by the lease royalty. In cases where our land documentation does not specify the form of NPRI, we have assumed a fractional royalty for purposes of the average royalty interests shown above.

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2023[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2023	2022	2021	2023	2022	2021
Bakken/ Three Forks	4,428	550	3,507	3,458	3,848	361	377	408
Haynesville/Bossier	1,416	153	18,360	16,867	15,935	1,108	1,504	3,179
Permian-Midland	3,774	2	2,991	2,623	2,457	—	—	—
Permian-Delaware	1,039	11	2,419	1,902	1,725	19	24	39
Eagle Ford	1,038	27	1,084	1,122	838	8	8	15
1 We own both mineral and royalty interests and working interests in 659 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2023, 2022, and 2021 shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Mr. Connor B. Riseden. Mr. Riseden, a Licensed Professional Engineer in the State of Texas (License No. 100566), has been practicing consulting petroleum engineering at NSAI since 2006 and has over 4 years of prior industry experience. He graduated from

Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and from Tulane University in 2005 with a Master of Business Administration Degree. As technical principal, Mr. Riseden meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report as of December 31, 2023 is attached as an exhibit to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Garrett Gremillion, our Vice President, Engineering, was primarily responsible for overseeing the preparation of our reserve estimates for 2023, 2022 and 2021. Mr. Gremillion is a petroleum engineer with approximately 14 years of reservoir-engineering experience.
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
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All our estimated proved reserves as of December 31, 2023, 2022, and 2021 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
To establish reasonable certainty with respect to our estimated net proved reserves, NSAI used technical data including, but not limited to, well test data and production data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity.

Summary of Estimated Proved Reserves
Estimates of reserves are prepared using oil and natural gas prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month within the year the estimates are prepared. For estimates of oil reserves, the average WTI spot oil prices used were $78.21, $94.14, and $66.55 per barrel as of December 31, 2023, 2022, and 2021, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $2.64, $6.36, and $3.60 per MMBtu as of December 31, 2023, 2022, and 2021, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $76.90 per barrel for oil and $2.63 per Mcf for natural gas as of December 31, 2023, $92.01 per barrel for oil and $6.50 per Mcf for natural gas as of December 31, 2022, and $63.17 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2021.
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
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2023	2022	2021
	(Unaudited)
Estimated proved developed:
Oil (MBbls)	19,091	19,184	19,111
Natural gas (MMcf)	228,061	236,529	224,222
Total (MBoe)	57,101	58,606	56,481
Estimated proved undeveloped:
Oil (MBbls)	—	—	60
Natural gas (MMcf)	44,235	33,057	19,695
Total (MBoe)	7,373	5,509	3,343
Estimated proved reserves:
Oil (MBbls)	19,091	19,184	19,171
Natural gas (MMcf)	272,296	269,586	243,917
Total (MBoe)	64,474	64,115	59,824
Percent proved developed	88.6%	91.4%	94.4%
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
The estimated proved reserve report as of December 31, 2023 is included as an exhibit to this Annual Report. See "Note 2 - Summary of Significant Accounting Policies" to the consolidated financial statements and our "Supplemental Oil and Natural Gas Disclosures" included elsewhere in this Annual Report for additional information.

Estimated Proved Undeveloped Reserves
As of December 31, 2023, our PUDs comprised 44,235 MMcf of natural gas, or 7,373 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2023 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2022	5,509
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	7,373
Revisions of previous estimates	(488)
Transfers to estimated proved developed	(5,021)
As of December 31, 2023	7,373
New PUD reserves totaling 7,373 MBoe were added during the year ended December 31, 2023, resulting from development activities in the Haynesville/Bossier play. In 2023 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2023, we had no upward revisions to PUD reserves and converted 5,021 MBoe of PUD reserves to PDP reserves.
During the year ended December 31, 2023, no costs were incurred relating to the development of locations that were classified as PUDs as of December 31, 2022. The PUDs that were developed during 2023 were primarily Haynesville/Bossier PUDs in which our working interest was farmed out. Additionally, during the year ended December 31, 2023, we incurred $4.1 million drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2022. There are no estimated future development costs projected for the development of PUD reserves associated with our working interests as of December 31, 2023. All our PUD drilling locations as of December 31, 2023 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have received and approved an AFE. As of December 31, 2023, our PUD reserves consists of 26 wells in various stages of drilling or completions. As of December 31, 2023, approximately 11% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2023, 26% of our production and 59% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGLs were 74% of our production and 41% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Production:
Oil and condensate (MBbls)	3,757	3,591	3,646
Natural gas (MMcf)[1]	64,647	59,778	61,445
Total (MBoe)	14,532	13,554	13,887
Average daily production (MBoe/d)	39.8	37.1	38.0
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$76.74	$93.65	$64.67
Natural gas and natural gas liquids sales (per Mcf)[1]	$3.10	$7.28	$4.16
Unit Cost per Boe:
Production costs and ad valorem taxes	$3.92	$4.89	$3.59
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2023[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	38,775	2,052	129
Natural Gas	28,781	1,300	248
Total	67,556	3,352	377
1 We own both mineral and royalty interests and working interests in 2,029 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2023:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	449,539	8,221,978	8,671,517
Southwestern U.S.	629,847	3,317,447	3,947,294
Rocky Mountains	888,909	2,274,725	3,163,634
Eastern U.S.	84,242	1,641,685	1,725,927
Mid-Continent	524,762	1,091,038	1,615,800
Western U.S.	28,340	1,025,884	1,054,224
Total	2,605,639	17,572,757	20,178,396
1 Includes acreage for mineral interests, NPRIs, and ORRIs.
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2023:

	Developed Acreage		Undeveloped Acreage		Total Acreage
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	310,166	71,433	15,334	4,809	325,500	76,242
Southwestern U.S.	18,122	12,121	—	—	18,122	12,121
Rocky Mountains	89,492	15,210	836	—	90,328	15,210
Eastern U.S.	13,468	1,375	—	—	13,468	1,375
Mid-Continent	53,391	31,083	—	—	53,391	31,083
Western U.S.	—	—	—	—	—	—
Total	484,639	131,222	16,170	4,809	500,809	136,031
Undeveloped Acreage
The following table lists the net undeveloped acres, the net acres expiring in the years ending December 31, 2024, 2025, and 2026, and, where applicable, the net acres expiring that are subject to extension options:

	2024 Expirations		2025 Expirations		2026 Expirations
Net Undeveloped Acreage	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
4,809	1,392	1,754	64	1,596	3	—

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

	Year Ended December 31,
	2023	2022	2021
Gross development wells:
Productive	1.0	1.0	2.0
Dry	—	—	—
Total	1.0	1.0	2.0
Net development wells:
Productive	0.2	0.1	0.2
Dry	—	—	—
Total	0.2	0.1	0.2
Gross exploratory wells:
Productive	—	—	—
Dry	—	—	1.0
Total	—	—	1.0
Net exploratory wells:
Productive	—	—	—
Dry	—	—	1.0
Total	—	—	1.0
As of December 31, 2023, we had no wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

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
Under the CWA, the discharge of pollutants into jurisdictional wetlands or other federally regulated waters of the United States ("WOTUS") is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA remains uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.
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
The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In response to a Biden administration executive order calling for the EPA to revise federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc, in December 2023. It is likely the rule will be subject to legal challenge.

Relatedly, the Inflation Reduction Act of 2022 ("IRA") appropriates significant federal funding for renewable energy initiatives, alongside amending the CAA to impose a first-time fee on the emissions of methane from sources required to report their GHG emissions to the EPA.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually determined reduction goals every five years after 2020. And, at the most recent Conference of the Parties of the UN Framework Convention on Climate Change, (COP28), parties signed into an agreement to transition "away from fossil fuels in energy systems in a just, orderly, and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates now in political office. These have included promises to limit emissions and curtail certain production of oil and natural gas, such as adopted legislation by both the states of New York and Washington (and implemented in New York City) to phase in mandates that newly constructed buildings be "zero emission" or "all-electric." Other actions that could be pursued by the current administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure and the permitting of LNG export facilities. In January 2024, the Biden administration announced that approvals for pending and future applications for certain new LNG facilities were being paused pending a review by the Department of Energy (“DOE”) that aims to assess whether climate effects should be more heavily considered in the authorization process for such LNG export projects. It is too early to know the outcome of this review and any impact the results of such review may have on LNG export growth. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emissions commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.
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

Marketing and Major Customers
If we were to lose a significant customer, that loss could negatively affect revenue derived from our mineral and royalty interest or working interest properties. The loss of any single lessee is mitigated by our diversified customer base. In 2023, no single customer accounted for more than 10% of our total oil and gas revenues. The following table indicates our significant customers that accounted for 10% or more of our total oil and natural gas revenues for the periods indicated:

	2022	2021
XTO Energy Inc.	12%	19%
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
Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2023, Black Stone Management had 108 full-time employees and 18 contractors. Our largest departments are Accounting and Land Administration, which account for 33 and 23 respectively, of our full-time employee base. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
Recruiting. As a small, tight-knit group, our employees have broad responsibilities, and we encourage continuing development in their careers. When new opportunities arise within our organization, we have a multi-faceted approach to fill those positions including looking within our workforce for talent to fill those needs, asking for referrals from our team (who understand the diverse skill sets, high energy and forward-thinking attitude that contributes to delivering exceptional results), posting open positions to our public-facing website, and working with recruiters who specialize in the areas of our vacancies.
Compensation. As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefits programs that, we believe, are extremely competitive and reward outstanding performance. In addition to the incentive programs in place for our named executive officers, which are described in detail in our proxy statement, we have structured a cash-bonus program for non-officer employees that is dependent on an employee’s individual performance and our performance as a company. Our “extended leadership” group, consisting of 28 employees, also receives restricted-unit and performance-unit awards to encourage retention and align compensation with our company performance.
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
Hybrid Work Environment. During the last three years we have added additional work flexibility for the majority of our employees, and those arrangements became a permanent part of our work environment in 2023. Employees have the ability to work outside of the office on Monday and Friday, while working in the office Tuesday through Thursday during core business hours. This adjustment has allowed employees to retain the greater work-life balance they found during the pandemic, and we believe these decisions, as well as our robust compensation and benefits programs, have allowed us to retain a large percentage of our workforce and to recruit top-quality employees.
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
•global geopolitical conflict, including the ongoing war in Ukraine, the conflict in the Middle East and the relationships between the United States and other countries, such as China and Russia;
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

	Year Ended December 31, 2023		During the Five Years Prior to 2023		As of December 31,
	High	Low	High[2]	Low[3]	2023	2022	2021
WTI spot crude oil ($/Bbl)[1]	$93.67	$66.61	$123.64	$8.91	$71.89	$80.16	$75.33
Henry Hub spot natural gas ($/MMBtu)[1]	3.78	1.74	23.86	1.33	2.58	3.52	3.82
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
Approximately 59% of our 2023 oil and natural gas revenues were derived from oil and condensate sales. Any future decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2023, WTI market prices at Cushing, Oklahoma have ranged from a high of $123.64 per Bbl in 2022 to a low of $8.91 per Bbl in 2020. On December 29, 2023, the last trading day of 2023, the WTI spot market price of oil was $71.89. The changes in the price of oil have been caused by many factors, including periods of increasing U.S. oil production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, actions taken by members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+"), and fluctuations in demand as a result of the COVID-19 pandemic. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.
Approximately 41% of our 2023 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2023, natural gas prices at Henry Hub have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.33 per MMBtu in 2020. On December 29, 2023, the last trading day of 2023, the Henry Hub spot market price of natural gas was $2.58 per MMBtu. The changes in the price of natural gas have been caused by many factors, including periods of increasing U.S. natural gas production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, seasonal changes in demand for heating by residential and commercial customers, and rising levels of U.S. natural gas exports. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness.
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
In January 2024, the Biden administration announced that approvals for pending and future applications for certain new LNG facilities were being paused pending a review by the DOE that aims to assess whether climate effects should be more heavily considered in the authorization process for such LNG export projects. It is too early to know the outcome of this review and any impact the results of such review may have on LNG export growth but slowing LNG export growth could adversely affect the demand for our products.
Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2023, 2022, and 2021 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2023, 2022, and 2021 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2023, 2022, and 2021, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2023, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
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
In 2023, we generated 10% of our royalty revenues and 19% of our working interest revenues from three operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. Only one of these operators has an active drilling program on this acreage. Geographic and operator concentration heightens the effect of operational risks, including:
•operators’ diversion of drilling capital to other areas, where our royalty interest is less meaningful or nonexistent;
•adverse changes to the operators’ financial positions;
•unanticipated geographic or environmental constraints in the Shelby Trough; or
•delay or cancellation of construction or operation of LNG export facilities in the Gulf of Mexico.
In December 2023, we received notice that Aethon Energy (“Aethon”) was exercising the “time-out” provisions under its joint exploration agreements with us in Angelina and San Augustine counties in East Texas. When natural gas prices fall below specified thresholds, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period. Aethon has not previously invoked the time-out provisions under the agreements. For more information, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
If any of these risks are realized, production may decrease, reducing cash generated from operations and cash available for distribution.
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
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2023, we had no outstanding borrowings and the aggregate maximum credit amounts of the lenders were $1.0 billion. Our borrowing base determined by the lenders under our Credit Facility in October 2023 was $580.0 million and we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for April 2024. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.

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

While we are currently focused on organic growth of our existing assets and have farmed out most of our non-operated working interests, we expect to make opportunistic acquisitions to complement our existing acreage positions and may need access to capital for those activities in the future. In those cases, we may restrict distributions to fund acquisitions and participation in our working interests but eventually we may need capital in excess of the amounts we retain in our business or borrow under our Credit Facility. We cannot assure you that we will be able to access external capital on terms favorable to us or at all. If we are unable to fund our capital requirements, we may be unable to complete acquisitions, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operation and cash distributions to unitholders.
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

Additionally, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. In March 2022, the U.S. Securities and Exchange Commission (“SEC”) released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. A final rule is expected to be released in 2024. We cannot predict what any such final rule may require. As proposed, the SEC climate rule would impose burdensome and potentially costly emissions and other data gathering and reporting requirements on our operations, including, but not limited to, those related to risks to our operators arising from the physical impacts of climate change (i.e., flooding, water stress, extreme temperatures). To the extent the rule imposes additional reporting obligations, we could face increased costs. Separately, the SEC has announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s climate disclosures are misleading, deceptive or deficient. Such agency action could also increase the potential for private litigation. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations of requirements of financial institutions.
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
Our partnership agreement generally provides that any distributions are paid each quarter as follows: (i) first, to the holders of Series B cumulative convertible preferred units equal to 7.0% of the face amount of the preferred units per annum through November 27, 2023, adjusted to 9.8% effective November 28, 2023 and subject to readjustment every two years thereafter, and (ii) second, to the holders of common units. However, the Board could elect not to pay distributions for one or more quarters or at all. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities — Cash Distribution Policy.”
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
As of December 31, 2023, we had 209,991,223 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2023 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.

Increases in interest rates may cause the market price of our common units to decline
An increase in interest rates may cause a corresponding decline in demand for equity investments in general, and in particular, for yield-based equity investments such as our common units. Any such increase in interest rates or reduction in demand for our common units resulting from other investment opportunities may cause the trading price of our common units to decline.
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
Tax-Related Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to entity-level taxation for state tax purposes, then our cash distributions to common unitholders would be substantially reduced.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, generally entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income” (as further discussed below), this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.
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
If the IRS makes an audit adjustment to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders' behalf.
If the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible, or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustment that were paid on such common unitholders' behalf.
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
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income and may be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them.Tax-exempt entities should consult a tax advisor before investing in our common units.
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
While the determination of a partner's "amount realized" generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury Regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. For a transfer of an interest in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and future prospective non-U.S. common unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity threats have become significantly more numerous and sophisticated over time, and the oil and gas industry in particular is highly targeted by malicious actors seeking to attack oil and gas infrastructure to disrupt operations. Because we are focused on mineral and royalty interests, we do not maintain any material physical infrastructure; nonetheless, being an industry participant increases our exposure to external attacks. We are committed to safeguarding our information technology systems and data and managing the risks associated with cybersecurity threats and implemented governance structures, processes, and technologies designed to prevent, detect, investigate, and mitigate any incident that could pose a cybersecurity risk.
Our Vice President, Information Technology (“VP IT”), with support from our Information Technology Infrastructure Team (“Infrastructure Team” and, together with the VP IT, the “Cybersecurity Team”), has primary responsibility for the assessment and management of risks from cybersecurity threats. Collectively, the four members of the Cybersecurity Team have over 75 years of cybersecurity-related experience in both the private and public sectors, including perimeter and internal network security, secure email gateway, B2B and B2C eCommerce, on-premises and cloud storage environment security, and ransomware protection solutions. In addition, members of the Cybersecurity Team have multiple network-security certifications relevant to the technologies we deploy.
Our Board of Directors provides oversight over our enterprise-wide risk management, which includes cybersecurity risk-management, and the Audit Committee assists the Board with oversight of cybersecurity matters. The VP IT reports on cybersecurity matters to senior management regularly and to the Audit Committee at least annually, and more often if needed. The Audit Committee, in turn, makes periodic reports to the Board on relevant cybersecurity matters.
Our VP IT, the Manager of the Infrastructure Team, and our General Counsel make up the Information Security Committee, which has the initial responsibility for the assessment of and response to cybersecurity incidents consistent with our formal incident-response plan. Pursuant to the incident-response plan, more serious incidents are escalated to other senior members of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as to the Audit Committee and our external auditors, as appropriate.
We maintain the following processes to assess, identify, and manage risks from cybersecurity threats:
•Ongoing Threat Assessment. We maintain multiple threat intelligence subscriptions, and we monitor relevant cybersecurity resources on an ongoing basis to identify and anticipate potential threats to our network infrastructure.
•Layered Security. We use multiple tiers of security as part of our efforts to reduce our exposure to cyberattacks. We leverage and maintain perimeter network defense solutions to discourage network-intrusion attempts. Within our network, we leverage endpoint security and ransomware detection and prevention solutions, and we use continuous monitoring of alerts and activities to identify and respond to any irregularities that could be associated with threats.
•Training and Awareness. We conduct awareness training for our employees as part of our efforts to enable them to identify and report cybersecurity threats. We require cybersecurity training during employee and contractor onboarding, and we seek to reinforce the training through phishing tests on at least a quarterly basis as part of our efforts to reduce the potential for successful phishing and social-engineering attacks.
•Cybersecurity Tool and Processes and Industry Standards. We refer to industry standards, such as those issued by NIST and ISO, as part of our efforts to maintain best practices across our environment and we use various cybersecurity tools and processes designed to manage cybersecurity threats including network and systems authentication, network and infrastructure architecture security, endpoint security, and operating system patching.
•Third-Party Network Security Assessments. We engage a third-party consultant to conduct external penetration testing at least annually. Our cybersecurity processes are adjusted as needed based on the results of these assessments. The assessment results are reported to the Audit Committee and Board, and our external auditor reviews our cybersecurity solutions and posture on at least an annual basis.
•Third-Party Risk Management. We conduct information-security assessments before allowing sensitive data to be hosted by third parties. We also ensure SOC-1 or SOC-2 compliance for our third party providers, including our banking, payroll, and stock-plan administration relationships.

While we and our service providers have experienced cybersecurity incidents in the past, as of the date of this Report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operation, or financial condition. For more information regarding the risks we face, please read Part I, Item 1A. “Risk Factors—General Risk Factors—Various security risks, including cybersecurity threats, data breaches, and other disruptions, could significantly affect us.”
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 16, 2024, there were 210,313,477 common units outstanding held by 368 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 16, 2024, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares the cumulative five-year total return to unitholders on our common units as compared to the cumulative five-year total returns on the S&P 500 index and the S&P Oil & Gas Exploration & Production index. The graph assumes that the value of the investment in our common units was $100.00 on December 31, 2018. Cumulative return is computed assuming reinvestment of distributions.

Cumulative Total Return on Common Units
$250
$200
$150
$100
$50
$0
Investment Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
S&P Oil & Gas E&P Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of December 31,
	2018	2019	2020	2021	2022	2023
Black Stone Minerals, L.P.	$100.00	$90.20	$51.09	$84.40	$149.18	$153.17
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P Oil & Gas E&P Index	100.00	90.56	58.06	96.72	140.31	144.91
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Cash Distribution Policy
Our partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7.0% of the face amount of the preferred units per annum, through November 27, 2023, adjusted to 9.8% effective November 28, 2023 and subject to readjustment every two years thereafter; and
•second, to the holders of common units.
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
•Among other covenants, our Credit Facility requires we maintain a ratio of total debt to EBITDAX of 3.5:1.0 or less and a current ratio of 1.0:1.0 or greater. Our Credit Facility restricts our distributions if there is a default under our Credit Facility, if the availability under our Credit Facility is less than 10% of the lender's commitments, or if total debt to EBITDAX is greater than 3.0. If we are unable to comply with these financial covenants or if we breach any other covenant under our Credit Facility or any future debt agreements, we could be prohibited from making distributions notwithstanding our stated distribution policy.
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

Series B Cumulative Convertible Preferred Units
The holders of our Series B cumulative convertible preferred units were initially entitled to receive cumulative quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”). On November 28, 2023, the Distribution Rate was adjusted to 9.8% and will be readjusting every two years thereafter (each, a “Readjustment Date”). The rate set on each Readjustment Date is equal to the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. We cannot pay any distributions on any junior securities, including any of our common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.
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
We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units until February 26, 2024 at a redemption price of $21.41 per Series B cumulative convertible preferred unit, which is equal to 105% of par value. Thereafter, we may redeem the preferred units at par value, equal to $20.39, within a 90-day period on each second anniversary following November 28, 2023.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2023 and 2022. For the discussion of changes from 2022 to 2021 and other financial information related to 2021, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 22, 2023.
Overview
As of December 31, 2023, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Development Update
In Angelina County, Texas, 24 wells are currently producing under our development agreement with Aethon, and another 20 wells are being drilled or completed. Under a separate development agreement with Aethon in San Augustine County, Texas, 13 wells are currently producing, and another four wells are either drilling or awaiting completion operations.
In December 2023, we received notice that Aethon was exercising the “time-out” provisions under its joint exploration agreements with us in Angelina and San Augustine counties in East Texas. When natural gas prices fall below specified thresholds, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period. Aethon has not previously invoked the time-out provisions under the agreements.
The time-out provisions apply only to drilling obligations and associated development activity occurring after December 2023. Based on ongoing discussions with Aethon, we do not expect material changes for wells on which drilling operations had begun prior to the invocation of the time-out in December 2023. We continue working closely with Aethon to finalize development plans going forward and assess the effect of the temporary suspension of drilling obligations and any potential longer-term impacts.
Austin Chalk Update
We own a large mineral position in the Brookeland Austin Chalk play in East Texas. We have entered into agreements with multiple operators to drill wells in the areas of the Austin Chalk in East Texas, where we have significant acreage positions. The results of the test program in the Brookeland Field demonstrated that modern completion technology has the potential to improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. To date, 29 wells with modern completions are now producing in the field.

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
Commodity prices during 2023 decreased from the corresponding prior period due to several factors, including reduced demand for natural gas and rising global oil inventories. The U.S. Energy Information Administration ("EIA") forecasts natural gas prices to be slightly higher in 2024 because of slowing growth in natural gas production and increasing U.S. LNG exports, particularly following the addition of new export capacity expected toward the end of the year. The slowing growth reflects a drop in natural gas production associated with oil drilling in the Permian Basin. However, the EIA expects upward price pressures will be limited by relatively flat consumption of natural gas in the electric power sector and persistently high inventories. For much of 2023, oil prices were relatively flat. In September 2023, oil prices increased after Saudi Arabia extended its voluntary crude oil production cuts through the end of the year and U.S. commercial crude oil inventories fell to the lowest levels since early 2022. Despite reduced production targets by members of OPEC+, prices decreased in the fourth quarter based on ongoing concerns about global oil demand growth and on rising global oil inventories. The EIA expects that while OPEC+ production cuts will lead to global oil inventory withdrawals during the first quarter of 2024, global inventories will build over the final three quarters of 2024 as slowing demand growth once again is outpaced by rising supply growth. However, heightened tensions around the critical Red Sea shipping channel and other developments in the Middle East have added upward price pressure since early December and have the potential to disrupt global oil trade flows and drive up global oil prices further should those tensions persist or escalate. Given the dynamic nature of these events, along with the volatile geopolitical conflicts in Ukraine, we cannot reasonably estimate how long these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2023
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$71.89	$90.77	$70.66	$75.68
Henry Hub spot natural gas ($/MMBtu)[1]	$2.58	$2.68	$2.48	$2.10
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2023
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	500	502	545	592
Natural gas	120	116	124	160
Other	2	5	5	3
Total	622	623	674	755
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2024, at 1.9 Tcf, or 15% higher than the five-year average. The EIA expects inventories will rise to 4.0 Tcf at the end of October 2024, which would be 6% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2023
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	799	847	643	335
Midwest	968	991	705	421
Mountain	228	239	173	80
Pacific	280	278	216	73
South Central	1,201	1,090	1,141	921
Total	3,476	3,445	2,878	1,830
1     Source: EIA
Natural Gas Exports
The EIA expects exports of natural gas, both by pipeline and as LNG, will increase in 2024. The EIA forecasts average exports of 12.1 Bcf per day for 2024, a 2% increase from 2023 levels.
In January 2024, the Biden administration announced that approvals for pending and future applications for certain new LNG facilities were being paused pending a review by the DOE that aims to assess whether climate effects should be more heavily considered in the authorization process for such LNG export projects. It is too early to know the outcome of this review and any impact the results of such review may have on LNG export growth.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2023 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2023, we had hedged 73% of our available oil and condensate hedge volumes and 66% of our available natural gas hedge volumes for 2024.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income (loss)	$422,549	$476,480
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	45,683	47,804
Interest expense	2,754	6,286
Income tax expense (benefit)	320	58
Accretion of asset retirement obligations	1,042	861
Equity-based compensation	10,829	17,388
Unrealized (gain) loss on commodity derivative instruments	(8,394)	(82,486)
(Gain) loss on sale of assets, net	(73)	(17)
Adjusted EBITDA	474,710	466,374
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(9)	(30)
Cash interest expense	(1,715)	(4,282)
Preferred unit distributions	(21,776)	(21,000)
Distributable cash flow	$451,210	$441,062

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2023	2022	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,757	3,591	166	4.6%
Natural gas (MMcf)[1]	64,647	59,778	4,869	8.1%
Equivalents (MBoe)	14,532	13,554	978	7.2%
Equivalents/day (MBoe)	39.8	37.1	2.7	7.3%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$76.74	$93.65	$(16.91)	(18.1)%
Natural gas ($/Mcf)[1]	3.10	7.28	(4.18)	(57.4)%
Equivalents ($/Boe)	$33.62	$56.90	$(23.28)	(40.9)%
Revenue:
Oil and condensate sales	$288,296	$336,287	$(47,991)	(14.3)%
Natural gas and natural gas liquids sales[1]	200,297	434,945	(234,648)	(53.9)%
Lease bonus and other income	12,506	13,052	(546)	(4.2)%
Revenue from contracts with customers	501,099	784,284	(283,185)	(36.1)%
Gain (loss) on commodity derivative instruments	91,117	(120,680)	211,797	(175.5)%
Total revenue	$592,216	$663,604	$(71,388)	(10.8)%
Operating expenses:
Lease operating expense	$11,386	$12,380	$(994)	(8.0)%
Production costs and ad valorem taxes	56,979	66,233	(9,254)	(14.0)%
Exploration expense	2,148	193	1,955	1013.0%
Depreciation, depletion, and amortization	45,683	47,804	(2,121)	(4.4)%
General and administrative	51,455	53,652	(2,197)	(4.1)%
Other expense:
Interest expense	2,754	6,286	(3,532)	(56.2)%
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
Revenue
Total revenue for the year ended December 31, 2023 decreased compared to the year ended December 31, 2022. The decrease in total revenue from the corresponding period is primarily due to lower realized commodity prices partially offset by an increase in production volumes and a gain on commodity derivative instruments in 2023 compared to a loss in 2022.
Oil and condensate sales. Oil and condensate sales for the year ended December 31, 2023 were lower than the corresponding period in 2022 due to lower realized commodity prices partially offset by higher production volumes. The increase in oil and condensate production was primarily due to increased production volumes in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 94% and 93% of total oil and condensate volumes for each of the years ended December 31, 2023 and 2022, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to lower realized commodity prices offset by higher production volumes. The increase in natural gas and NGL production was driven by new development in the Haynesville/Bossier play trend, including new activity from the Aethon development program in the Shelby Trough. Mineral and royalty interest production accounted for 94% and 92% of our natural gas volumes for the years ended December 31, 2023 and 2022, respectively.
Gain (loss) on commodity derivative instruments.  Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2023, we recognized $82.7 million of realized gains and $8.4 million of unrealized gains from our commodity derivatives, compared to $203.2 million of realized losses and $82.5 million of unrealized gains in 2022. The unrealized gains on our commodity contracts in 2023 were primarily driven by changes in the forward commodity price curves for natural gas and in 2022 by changes in the forward commodity price curves for both oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was slightly lower for the year ended December 31, 2023, as compared to the same period in 2022. Leasing activity in the Haynesville/Bossier and Wolfcamp plays made up the majority of lease bonus and other income in 2023 and 2022.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased in 2023 as compared to 2022, primarily due to a reduction in variable costs as a result of lower production from our non-operated working interest properties.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2023, production and ad valorem taxes decreased as compared to the year ended December 31, 2022, as a result of lower commodity prices.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for 2023 significantly increased due to costs incurred to acquire seismic information related to our mineral and royalty interests.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2023 as compared to 2022, primarily due to a reduction in cost basis with a lower corresponding reduction in proved developed producing reserve quantities. The reduction in cost basis is primarily due to depreciation, depletion, and amortization recorded during the prior twelve months.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2023, general and administrative expenses decreased compared to 2022, primarily due to a $6.6 million decrease in equity-based compensation from lower costs recognized for performance-based incentive awards resulting from downward movements in our common unit price during 2023 compared to upward movements in our common unit price during 2022. The overall decrease was partially offset by increases in consulting costs of $2.6 million related to internal projects and a non-recurring $2.1 million recovery in allowance against an outstanding long-term receivable in 2022.
Other Expense
Interest expense. For the year ended December 31, 2023, interest expense decreased compared to 2022, primarily due to lower average outstanding borrowings resulting from fully paying down our Credit Facility in the first quarter of 2023. Interest expense in 2023 consisted primarily of commitment fees and amortization of debt issuance costs.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility as applicable, and for investing in our business. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units until February 26, 2024 at a redemption price of $21.41 per Series B cumulative convertible preferred unit, which is equal to 105% of par value. Thereafter, we may redeem the preferred units at par value, equal to $20.39, within a 90-day period on each second anniversary following November 28, 2023. See "Note 12 – Preferred Units" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program which authorizes us to make repurchases on a discretionary basis. The program will be funded from our cash on hand or through borrowings under the Credit Facility. Any repurchased units will be cancelled. See "Note 14 – Common Units" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash Flows
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Cash flows provided by operating activities	$521,251	$424,983	$96,268
Cash flows provided by (used in) investing activities	(19,740)	(1,215)	(18,525)
Cash flows provided by (used in) financing activities	(435,536)	(428,337)	(7,199)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash provided by operating activities for 2023 increased as compared to 2022. The increase was primarily due to an increase in net cash received on settlements of commodity derivative instruments in 2023 compared to net cash paid in the same period of 2022. The overall increase was partially offset by a decrease in oil and condensate sales revenue and natural gas and NGL sales revenue due to lower realized commodity prices.

Investing Activities. Net cash used in investing activities for 2023 increased as compared to 2022. The change was primarily due to increased acquisition activity and higher net oil and natural gas capital expenditures in 2023 compared to the same period in 2022.
Financing Activities. Cash flows used in financing activities for 2023 increased as compared to 2022. The increase was primarily due to higher distributions paid to common unitholders partially offset by lower net repayments under our Credit Facility in 2023 compared with 2022.
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
Our 2024 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest.
We spent approximately $4.8 million and $0.6 million associated with our non-operated working interests, net of farmout reimbursements during 2023 and 2022, respectively.
Acquisitions
During the year ended December 31, 2023, we acquired mineral and royalty interests for cash consideration of $14.6 million, including capitalized direct transaction costs. The acquisitions were funded with cash from operating activities and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
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
See "Note 4 – Oil and Natural Gas Properties" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April. In October 2022, we revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027, increased the borrowing base to $550.0 million and elected to lower commitments under the Credit Facility to $375.0 million. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million and the October 2023 borrowing base redetermination increased the borrowing base to $580.0 million. After both redeterminations we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for April 2024.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of December 31, 2023, we were in compliance with all debt covenants.
See "Note 8 – Credit Facility" to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2023 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$2,463	$655	$1,764	$44	$—
Purchase commitments	660	450	205	5	—
Total	$3,123	$1,105	$1,969	$49	$—

Critical Accounting Policies and Related Estimates
The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. Certain of our accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. The following discussions of critical accounting estimates, including any related discussion of contingencies, address all important accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. We have provided expanded discussion of our more significant accounting estimates below. See "Note 2 – Summary of Significant Accounting Policies" within the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $45.0 million, $47.2 million, and $60.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
We evaluate impairment of producing properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable unit basis. We compare the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. There was no impairment of proved oil and natural gas properties for the years ended December 31, 2023, 2022, and 2021.
Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2023, 2022, and 2021.
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
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2023 reserve report. Applying this discount results in an approximate 2.0% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2023 reserve report prepared by NSAI.
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
Prior-period performance obligations
We record oil and natural gas revenue in the month production is delivered to the purchaser. As a non-operator, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between our estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2023 and 2022, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
New and Revised Financial Accounting Standards
The effects of new accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies within the consolidated financial statements included elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been volatile for several years, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative financial instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on the difference between the fixed contract price and the market settlement price. The market settlement price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See "Note 5 – Commodity Derivative Financial Instruments" and "Note 6 – Fair Value Measurements" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2023. Applying this discount results in an approximate 2.0% reduction of proved reserve volumes as compared to the undiscounted December 31, 2023 SEC pricing scenario.

Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2023, we had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the twelve months ended December 31, 2023, we had weighted average outstanding borrowings under our Credit Facility of $3.4 million, bearing interest at a weighted-average interest rate of 7.36%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of less than $0.1 million for the year ended December 31, 2023, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide such reasonable assurance.
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

Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2023, which is included in the Annual Report on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item and not otherwise provided below is incorporated by reference to the material appearing in our Proxy Statement for the 2024 Annual Meeting of Limited Partners (“2024 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2023.
The following table shows information for the executive officers and directors of the General Partner. Executive officers serve at the discretion of the Board. Directors hold office until their successors are duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position With The General Partner
Thomas L. Carter, Jr.	72	Chairman, Chief Executive Officer, and President
Evan M. Kiefer	36	Senior Vice President, Chief Financial Officer and Treasurer
L. Steve Putman	48	Senior Vice President, General Counsel, and Secretary
Carrie P. Clark	47	Senior Vice President, Land & Commercial
Dawn K. Smajstrla	53	Vice President and Chief Accounting Officer
Carin M. Barth	61	Director
D. Mark DeWalch	62	Director
Jerry V. Kyle, Jr.	63	Director
Michael C. Linn	72	Director
John H. Longmaid	78	Director
William N. Mathis	57	Director
William E. Randall	57	Director
Alexander D. Stuart	73	Director
James W. Whitehead	48	Director
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Houston TX, Auditor Firm ID: 42.
Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2023.

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

10.8	Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and PNC Capital Markets LLC, as Co-Syndication Agents, Zions Bancorporation, N.A., DBA Amegy Bank, as Documentation Agent, and the lenders signatory thereto, dated as of October 31, 2022

10.9^	Form of Non-Employee Director Unit Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.10^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.11^*	Form of Severance Agreement for Senior Vice Presidents

10.12^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to
Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 23, 2023 (SEC File No.
333-202875)).

10.13^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 23, 2023 (SEC File No.
333-202875)).

10.14^	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 of Black Stone Minerals, L.P.'s Annual Report on Form 10-K filed on February 28, 2018 (SEC File No. 001-37362)).

10.15^	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Cash Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 3, 2022 (SEC File No. 001-37362)).

10.16^	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Equity Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 3, 2022 (SEC File No. 001-37362)).

10.17	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals, L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

10.18^	Separation Agreement and General Release of Claims, dated as of March 2, 2023, by and among Jeffrey
P. Wood, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C.
(incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form
8-K filed on March 3, 2023).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Black Stone Minerals, L.P. Incentive-Based Compensation Recoupment Policy, adopted as of October 18, 2023.

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 20, 2024	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	President, Chief Executive Officer and Chairman	February 20, 2024
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ Evan M. Kiefer	Senior Vice President, Chief Financial Officer and Treasurer	February 20, 2024
Evan M. Kiefer	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Vice President and Chief Accounting Officer	February 20, 2024
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ Carin M. Barth	Director	February 20, 2024
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 20, 2024
D. Mark DeWalch

/s/ Jerry V. Kyle, Jr.	Director	February 20, 2024
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 20, 2024
Michael C. Linn

/s/ John H. Longmaid	Director	February 20, 2024
John H. Longmaid

/s/ William N. Mathis	Director	February 20, 2024
William N. Mathis

/s/ William E. Randall	Director	February 20, 2024
William E. Randall

/s/ Alexander D. Stuart	Director	February 20, 2024
Alexander D. Stuart

/s/ James W. Whitehead	Director	February 20, 2024
James W. Whitehead

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Stone Minerals, L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024, expressed an unqualified opinion thereon.
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
At December 31, 2023, the net book value of the Partnership’s oil and natural gas properties was $1,064 million, and depreciation, depletion and amortization (“DD&A”) expense related to the Partnership’s oil and natural gas properties was $45 million for the year then ended. As discussed in Note 2, the Partnership follows the successful efforts method of accounting for its oil and natural gas properties. DD&A of oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves, as determined by independent petroleum engineers. Leasehold acquisition costs and costs to acquire proved properties are amortized on the basis of total proved reserves, also determined by independent petroleum engineers. Proved oil and natural gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Subjective judgment is required by the independent petroleum engineers in interpreting the data used to estimate proved oil and natural gas reserves. Estimating proved oil and natural gas reserves also requires the selection of inputs, including historical production, oil and natural gas price assumptions, future operating costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating proved oil and natural gas reserves, management used independent petroleum engineers to determine the proved oil and natural gas reserves estimates as of December 31, 2023.

Auditing the Partnership’s oil and natural gas properties DD&A calculation is especially complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in determining proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its process to calculate oil and natural gas properties DD&A, including management’s controls over the accuracy of the financial data provided to the engineers for use in determining proved oil and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to determine the proved oil and natural gas reserves estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the accuracy of the financial data and inputs described above used by the engineers in determining proved oil and natural gas reserves by evaluating corroborative and contrary evidence. We also tested the mathematical accuracy of the oil and natural gas properties DD&A calculation, including comparing the proved oil and natural gas reserves amounts used in the calculation to the Partnership’s reserves report.

Revenues from Contracts with Customers Accrual

Description of the Matter
At December 31, 2023, the Partnership had $77.6 million in accrued revenues from contracts with customers. As discussed in Note 2, the Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the consolidated balance sheets.

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
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Unitholders of
Black Stone Minerals, L.P. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Black Stone Minerals, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024, expressed an unqualified opinion thereon.

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
February 20, 2024

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,282	$4,307
Accounts receivable	82,253	135,697
Commodity derivative assets	38,273	31,472
Prepaid expenses and other current assets	2,319	1,905
TOTAL CURRENT ASSETS	193,127	173,381
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $890,338 and $909,344 at December 31, 2023 and 2022, respectively	3,026,394	3,003,907
Accumulated depreciation, depletion, amortization, and impairment	(1,961,899)	(1,916,919)
Oil and natural gas properties, net	1,064,495	1,086,988
Other property and equipment, net of accumulated depreciation of $14,163 and $13,461 at December 31, 2023 and 2022, respectively	1,007	1,259
NET PROPERTY AND EQUIPMENT	1,065,502	1,088,247
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	8,255	9,454
TOTAL ASSETS	$1,266,884	$1,271,082
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,270	$6,773
Accrued liabilities	17,003	19,729
Commodity derivative liabilities	1,229	3,243
Other current liabilities	1,334	989
TOTAL CURRENT LIABILITIES	25,836	30,734
LONG-TERM LIABILITIES
Credit facility	—	10,000
Accrued incentive compensation	1,699	1,884
Commodity derivative liabilities	81	16
Asset retirement obligations	19,030	15,030
Other long-term liabilities	2,893	3,606
TOTAL LIABILITIES	49,539	61,270
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2023 and 2022, respectively	299,137	298,361
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 209,991 and 209,407 units outstanding at December 31, 2023 and 2022, respectively	918,208	911,451
TOTAL EQUITY	918,208	911,451
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,266,884	$1,271,082
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Oil and condensate sales	$288,296	$336,287	$235,771
Natural gas and natural gas liquids sales	200,297	434,945	255,671
Lease bonus and other income	12,506	13,052	14,292
Revenue from contracts with customers	501,099	784,284	505,734
Gain (loss) on commodity derivative instruments	91,117	(120,680)	(146,474)
TOTAL REVENUE	592,216	663,604	359,260
OPERATING (INCOME) EXPENSE
Lease operating expense	11,386	12,380	13,056
Production costs and ad valorem taxes	56,979	66,233	49,809
Exploration expense	2,148	193	1,082
Depreciation, depletion, and amortization	45,683	47,804	61,019
General and administrative	51,455	53,652	48,746
Accretion of asset retirement obligations	1,042	861	1,073
(Gain) loss on sale of assets, net	(73)	(17)	(2,850)
TOTAL OPERATING EXPENSE	168,620	181,106	171,935
INCOME (LOSS) FROM OPERATIONS	423,596	482,498	187,325
OTHER INCOME (EXPENSE)
Interest and investment income	1,867	53	1
Interest expense	(2,754)	(6,286)	(5,638)
Other income (expense)	(160)	215	299
TOTAL OTHER EXPENSE	(1,047)	(6,018)	(5,338)
NET INCOME (LOSS)	422,549	476,480	181,987
Distributions on Series B cumulative convertible preferred units	(21,776)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$400,773	$455,480	$160,987
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	400,773	455,480	160,987
	$400,773	$455,480	$160,987
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$1.91	$2.18	$0.77
Per common unit (diluted)	$1.88	$2.12	$0.77
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	209,970	209,382	208,181
Weighted average common units outstanding (diluted)	225,105	224,446	208,290
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common units	Partners' equity— common units	Total equity
BALANCE AT DECEMBER 31, 2020	206,749	$760,606	$760,606
Repurchases of common units	(223)	(1,957)	(1,957)
Issuance of common units for property acquisitions	1,087	10,766	10,766
Restricted units granted, net of forfeitures	1,053	—	—
Equity-based compensation	—	12,932	12,932
Distributions	—	(176,924)	(176,924)
Charges to partners' equity for accrued distribution equivalent rights	—	(1,142)	(1,142)
Distributions on Series B cumulative convertible preferred units	—	(21,000)	(21,000)
Net income (loss)	—	181,987	181,987
BALANCE AT DECEMBER 31, 2021	208,666	765,268	765,268
Repurchases of common units	(262)	(2,991)	(2,991)
Restricted units granted, net of forfeitures	1,003	—	—
Equity-based compensation	—	18,146	18,146
Distributions	—	(322,403)	(322,403)
Charges to partners' equity for accrued distribution equivalent rights	—	(2,049)	(2,049)
Distributions on Series B cumulative convertible preferred units	—	(21,000)	(21,000)
Net income (loss)	—	476,480	476,480
BALANCE AT DECEMBER 31, 2022	209,407	911,451	911,451
Repurchases of common units	(358)	(5,496)	(5,496)
Restricted units granted, net of forfeitures	942	—	—
Equity-based compensation	—	12,525	12,525
Distributions	—	(398,824)	(398,824)
Charges to partners' equity for accrued distribution equivalent rights	—	(2,221)	(2,221)
Distributions on Series B cumulative convertible preferred units	—	(21,776)	(21,776)
Net income (loss)	—	422,549	422,549
BALANCE AT DECEMBER 31, 2023	209,991	$918,208	$918,208
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$422,549	$476,480	$181,987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	45,683	47,804	61,019
Accretion of asset retirement obligations	1,042	861	1,073
Amortization of deferred charges	1,039	1,954	1,579
(Gain) loss on commodity derivative instruments	(91,117)	120,680	146,474
Net cash (paid) received on settlement of commodity derivative instruments	82,723	(203,166)	(112,946)
Equity-based compensation	10,829	17,388	12,218
Exploratory dry hole expense	—	—	1,048
(Gain) loss on sale of assets, net	(73)	(17)	(2,850)
Changes in operating assets and liabilities:
Accounts receivable	53,053	(39,513)	(34,856)
Prepaid expenses and other current assets	(414)	51	(289)
Accounts payable, accrued liabilities, and other	(3,827)	3,012	2,652
Settlement of asset retirement obligations	(236)	(551)	(229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	521,251	424,983	256,880
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(14,605)	(149)	(10,043)
Additions to oil and natural gas properties	(4,213)	(11,894)	(4,066)
Additions to oil and natural gas properties leasehold costs	(545)	(32)	(98)
Purchases of other property and equipment	(450)	(488)	(428)
Proceeds from the sale of oil and natural gas properties	73	17	318
Proceeds from farmouts of oil and natural gas properties	—	11,331	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,740)	(1,215)	(14,317)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(398,824)	(322,403)	(176,924)
Distributions to Series B cumulative convertible preferred unitholders	(21,000)	(21,000)	(21,000)
Repurchases of common units	(5,496)	(2,991)	(1,957)
Borrowings under credit facility	64,000	339,000	212,000
Repayments under credit facility	(74,000)	(418,000)	(244,000)
Debt issuance costs and other	(216)	(2,943)	(3,602)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(435,536)	(428,337)	(235,483)
NET CHANGE IN CASH AND CASH EQUIVALENTS	65,975	(4,569)	7,080
Cash and cash equivalents — beginning of the year	4,307	8,876	1,796
Cash and cash equivalents — end of the year	$70,282	$4,307	$8,876
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,736	$4,332	$4,035
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
The Partnership’s consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities that are the basis for the calculations of depreciation, depletion, and amortization (“DD&A”) and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved oil and

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

natural gas reserves. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. The Partnership’s reserve estimates are determined by an independent petroleum engineering firm. Other items subject to estimates and assumptions include the carrying amount of oil and natural gas properties, valuation of commodity derivative financial instruments, determination of revenue accruals, and the determination of the fair value of equity-based awards.
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
The following table presents information about the Partnership's accounts receivable:

	December 31,
	2023	2022
	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$77,560	$129,078
Other	4,693	6,619
Total accounts receivable	$82,253	$135,697
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
The Partnership’s customer base is made up of its lessees, which consist of integrated oil and gas companies to independent producers and operators. The Partnership’s credit risk may also include the purchasers of oil and natural gas produced from the Partnership’s properties. The Partnership attempts to limit the amount of credit exposure to any one company through procedures that include credit approvals, credit limits and terms, and prepayments. The Partnership believes the credit quality of its customer base is high and has not experienced significant write-offs in its accounts receivable balances. See "Note 7 – Significant Customers" for additional information.
Commodity derivative financial instruments may expose the Partnership to credit risk; however, the Partnership monitors the creditworthiness of its counterparties. See "Note 5 – Commodity Derivative Financial Instruments" for additional information.
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
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $45.0 million, $47.2 million, and $60.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Partnership evaluates impairment of producing and unproved properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of proved or unproved oil and natural gas properties for the years ended December 31, 2023, 2022 and 2021. See "Note 6 - Fair Value Measurements" for additional information.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued liabilities:
Accrued capital expenditures	$5	$162
Accrued incentive compensation	8,041	10,050
Accrued property taxes	6,378	7,431
Accrued other	2,579	2,086
Total accrued liabilities	$17,003	$19,729

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $1.0 million, $2.0 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in interest expense in the consolidated statements of operations.
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

Leases
The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of December 31, 2023 and 2022, none of the Partnership’s leases were classified as financing leases.

Right-of-use ("ROU") assets represent the Partnership’s right to use an underlying asset for the lease term and operating lease liabilities represent the Partnership’s obligation to make lease payments arising from the lease. ROU assets are recognized

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior-period performance obligations
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2023 and 2022, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, commodity derivative financial instruments, and accounts payable, approximate their fair value at December 31, 2023 and 2022 due to the short-term maturity of these instruments. See "Note 6 – Fair Value Measurements" for additional information.
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
Incentive compensation expense is charged to the General and administrative line item on the consolidated statements of operations. See "Note 9 – Incentive Compensation" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Partnership does not plan to early adopt and expects the new guidance will not have a material impact on the Partnership's consolidated financial statements and related disclosures.
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
The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2023	2022
	(in thousands)
Beginning asset retirement obligations	$16,019	$13,284
Liabilities incurred	174	124
Liabilities settled	(98)	(294)
Accretion expense	1,042	861
Revisions in estimated costs	3,130	2,044
Dispositions	—	—
Ending asset retirement obligations	$20,267	$16,019
Current asset retirement obligations	$1,237	$989
Non-current asset retirement obligations	$19,030	$15,030

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Divestitures
The Partnership had no material divestiture activity during 2023 and 2022.
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
2023 Acquisitions
During the year ended December 31, 2023, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers for cash consideration of $14.6 million, including capitalized direct transaction costs. The acquisitions were funded with cash from operating activities and were primarily located in the Gulf Coast land region.
2022 Acquisitions
The Partnership had no material acquisition activity during 2022.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2021, the Partnership entered into a new farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's working interests under active development by Aethon in San Augustine County, Texas and continue for a 10 year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM were obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and, in most cases, an increased ORRI after payout on all wells drilled under the farmout agreements. As of December 31, 2023, 17 wells had been spud in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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

In November 2020, the Partnership entered into a new farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aethon within the contract area subject to the agreement. Pivotal was obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of December 31, 2023, a total of 45 wells have been spud in the contract area subject to the Pivotal Farmout.

Aethon Time-Out
In December 2023, the Partnership received notice that Aethon was exercising the "time-out" provisions under its joint exploration agreements with BSM in Angelina and San Augustine counties in East Texas. When natural gas prices fall below specified thresholds, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period. The current program year under each agreement is paused during the suspension period such that the program year may extend beyond 12 calendar months. Aethon has not previously invoked the time-out provisions under the agreements.
Impairment of Oil and Natural Gas Properties
Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compared the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. No impairment of oil and natural gas properties was recognized for the years ended December 31, 2023, 2022, and 2021. See "Note 6 - Fair Value Measurements" for additional information.
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
As of December 31, 2023 and 2022, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2023 and 2022. See "Note 6 – Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2023, the Partnership had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,485	$(3,212)	$38,273
Long-term asset	Deferred charges and other long-term assets	498	(126)	372
Total assets		$41,983	$(3,338)	$38,645
Liabilities:
Current liability	Commodity derivative liabilities	$4,441	$(3,212)	$1,229
Long-term liability	Commodity derivative liabilities	207	(126)	81
Total liabilities		$4,648	$(3,338)	$1,310

		As of December 31, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,648	$(10,176)	$31,472
Long-term asset	Deferred charges and other long-term assets	797	(69)	728
Total assets		$42,445	$(10,245)	$32,200
Liabilities:
Current liability	Commodity derivative liabilities	$13,419	$(10,176)	$3,243
Long-term liability	Commodity derivative liabilities	85	(69)	16
Total liabilities		$13,504	$(10,245)	$3,259
 Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2023	2022	2021
	(in thousands)
Beginning fair value of commodity derivative instruments	$28,941	$(53,545)	$(20,017)
Gain (loss) on oil derivative instruments	3,888	(46,890)	(75,180)
Gain (loss) on natural gas derivative instruments	87,229	(73,790)	(71,294)
Net cash paid (received) on settlements of oil derivative instruments	(2,653)	77,790	66,418
Net cash paid (received) on settlements of natural gas derivative instruments	(80,070)	125,376	46,528
Net change in fair value of commodity derivative instruments	8,394	82,486	(33,528)
Ending fair value of commodity derivative instruments	$37,335	$28,941	$(53,545)

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of December 31, 2023:

	Volume (MBbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2023
Fourth quarter	180	$80.80	$73.00	$89.50
2024
First quarter	570	71.45	67.00	81.00
Second quarter	570	71.45	67.00	81.00
Third quarter	570	71.45	67.00	81.00
Fourth quarter	570	71.45	67.00	81.00

The Partnership had the following open derivative contracts for natural gas as of December 31, 2023:

	Volume (BBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2024
First quarter	10,010	$3.57	$3.48	$3.76
Second quarter	10,010	3.57	3.48	3.76
Third quarter	10,120	3.57	3.48	3.76
Fourth quarter	10,120	3.57	3.48	3.76

The Partnership had the following open derivative contracts for oil subsequent to December 31, 2023:

	Volume (MBbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2025
First quarter	210	$70.50	$70.16	$70.75
Second quarter	210	70.50	70.16	70.75
Third quarter	210	70.50	70.16	70.75
Fourth quarter	210	70.50	70.16	70.75

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership entered into the following derivative contracts for natural gas subsequent to December 31, 2023:

	Volume (BBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2024
First quarter	300	$3.00	$3.00	$3.00
Second quarter	455	3.00	3.00	3.00
Third quarter	460	3.00	3.00	3.00
Fourth quarter	460	3.00	3.00	3.00
2025
First quarter	900	3.65	3.65	3.65
Second quarter	910	3.65	3.65	3.65
Third quarter	920	3.65	3.65	3.65
Fourth quarter	920	3.65	3.65	3.65

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2023 and 2022.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2023 and 2022 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 5 – Commodity Derivative Financial Instruments" for additional information.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of
	Level 1	Level 2	Level 3	Counterparty Netting	Total
	(in thousands)
As of December 31, 2023
Financial Assets
Commodity derivative instruments	$—	$41,983	$—	$(3,338)	$38,645
Financial Liabilities
Commodity derivative instruments	—	4,648	—	(3,338)	1,310
As of December 31, 2022
Financial Assets
Commodity derivative instruments	$—	$42,445	$—	$(10,245)	$32,200
Financial Liabilities
Commodity derivative instruments	—	13,504	—	(10,245)	3,259

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
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when assessing for impairment. Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. This evaluation is performed on a depletable unit basis.
When assessing producing properties for impairment, the Partnership compares the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and a risk-adjusted discount rate. When assessing unproved properties for impairment, an impairment loss is recognized to the extent the carrying value within a depletable unit exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data.
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2023 and 2022. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended 2023 and 2022.
NOTE 7 — SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. XTO Energy represented approximately 12% and 19% of total oil and natural gas revenue for the years ended December 31, 2022 and 2021, respectively. No customer exceeded 10% of total oil and natural gas revenue for the year ended December 31, 2023.
If the Partnership lost a significant customer, such loss could impact revenue derived from its mineral and royalty interests and working interests. The loss of any single customer is mitigated by the Partnership’s diversified customer base.
NOTE 8 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. In October

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022, the Partnership revised and amended the Credit Facility to extend the maturity date from November 1, 2024 to October 31, 2027. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was increased to $550.0 million and the Partnership elected to lower commitments under the Credit Facility from $400.0 million to $375.0 million. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million and the October 2023 borrowing base redetermination increased the borrowing base to $580.0 million. After both redeterminations the Partnership elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for April 2024.
In October 2022, the Credit Facility was amended to replace the LIBOR rate with the secured overnight financing rate published by the Federal Reserve Bank of New York ("SOFR"). Outstanding borrowings under the Credit Facility bear interest at a floating rate elected by us equal to a base rate (which is a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, and (c) Adjusted Term SOFR for a one month tenor in effect on such day plus 1.00%) or Adjusted Term SOFR, in each case, plus the applicable margin. As of December 31, 2023 and 2022, the alternative base rate margin ranged from 1.50% to 2.50% and the Adjusted Term SOFR margin ranged from 2.50% to 3.50% depending on the borrowings outstanding in relation to the borrowing base.
The Partnership is obligated to pay a quarterly commitment fee ranging from a 0.375% to 0.500% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing base. Principal may be optionally repaid from time to time without premium or penalty, other than customary SOFR breakage, and is required to be paid (a) if the amount outstanding exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise, in some cases subject to a cure period, or (b) at the maturity date.
The weighted-average interest rate of the Credit Facility was 7.36% during the twelve months ended December 31, 2023 and the weighted-average interest rate was 6.92% as of December 31, 2022. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the credit agreement (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of December 31, 2023, the Partnership was in compliance with all financial covenants in the Credit Facility.
At December 31, 2023, there was no aggregate principal balance outstanding and the aggregate principal balance outstanding at December 31, 2022 was $10.0 million. The unused portion of the available borrowings under the Credit Facility were $375.0 million and $365.0 million at December 31, 2023 and 2022, respectively.
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

The Compensation Committee of the Board (the "Compensation Committee") annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2023 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2026. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2015 LTIP in the form of fully vested common units granted after each year of service.
The following table summarizes information about restricted units for the year ended December 31, 2023.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2022	823,278	$10.72
Granted	284,772	16.03
Vested	(400,139)	10.40
Forfeited	(110,736)	11.18
Unvested at December 31, 2023	597,175	13.38
The weighted-average grant-date fair value per unit for unit-based awards was $16.03, $12.00, and $9.25 for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, unrecognized compensation cost associated with restricted unit awards was $4.3 million, which the Partnership expects to recognize over a weighted-average period of 1.72 years. The fair value of units vested for the years ended December 31, 2023, 2022, and 2021 was $6.2 million, $4.0 million, and $2.3 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2023, 2022, and 2021.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about performance units for the year ended December 31, 2023.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2022	1,175,529	$10.40
Granted[1]	376,832	14.54
Vested	(520,574)	9.98
Forfeited	(109,748)	11.20
Unvested at December 31, 2023	922,039	12.24
1  Includes 92,060 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $14.54, $12.40, and $9.61 for the years ended December 31, 2023, 2022, and 2021, respectively. Unrecognized compensation cost associated with performance unit awards was $4.9 million as of December 31, 2023, which the Partnership expects to recognize over a weighted-average period of 1.64 years. The fair value of performance units vested for the years ended December 31, 2023, 2022 and 2021 was $8.0 million, $3.9 million and $2.8 million, respectively.
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

The following table summarizes information about the aspirational performance units for the year ended December 31, 2023.

Aspirational Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2022	1,412,008	$11.58
Granted	123,308	16.62
Vested	—	—
Forfeited	(261,803)	11.63
Unvested at December 31, 2023	1,273,513	12.06
Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.8 million for the performance cash awards and $15.4 million for the performance equity awards. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. As of December 31, 2023, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Compensation Expense
The table below summarizes incentive compensation expense recorded in General and administrative expenses in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
Incentive compensation expense	2023	2022	2021
	(in thousands)
Cash — short and long-term incentive plan	$4,442	$7,095	$6,824
Equity-based compensation — restricted common units	3,852	4,089	4,146
Equity-based compensation — restricted performance units	4,774	11,174	6,320
Board of Directors incentive plan	2,203	2,125	1,752
Total incentive compensation expense	$15,271	$24,483	$19,042

NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred pre-tax or post-tax contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2023 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.
NOTE 12 — PREFERRED UNITS
Series B Cumulative Convertible Preferred Units
On November 28, 2017, the Partnership issued and sold in a private placement 14,711,219 Series B cumulative convertible preferred units representing limited partner interests in the Partnership to the Purchaser for a cash purchase price of $20.39 per Series B cumulative convertible preferred unit, resulting in total proceeds of approximately $300 million.
The Series B cumulative convertible preferred units were initially entitled to quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”). On November 28, 2023, the Distribution

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate was adjusted to 9.8% and will be readjusting every two years thereafter (each, a “Readjustment Date”). The rate set on each Readjustment Date is equal to the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. The Partnership cannot pay any distributions on any junior securities, including common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.
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
The Partnership has the option to redeem all or a portion (equal to or greater than $100.0 million) of the Series B cumulative convertible preferred units until February 26, 2024 at a redemption price of $21.41 per Series B cumulative convertible preferred unit, which is equal to 105% of par value. Thereafter, the Partnership may redeem the Series B cumulative convertible preferred units at par within a 90-day period on each second anniversary following November 28, 2023.
The Series B cumulative convertible preferred units had a carrying value of $299.1 million, including accrued distributions of $6.0 million, as of December 31, 2023 and a carrying value of $298.4 million, including accrued distributions of $5.3 million as of December 31, 2022. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain redemption provisions are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$422,549	$476,480	$181,987
Distributions on Series B cumulative convertible preferred units	(21,776)	(21,000)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$400,773	$455,480	$160,987
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	400,773	455,480	160,987
	$400,773	$455,480	$160,987
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$400,773	$455,480	$160,987
Effect of dilutive securities	21,776	21,000	—
Numerator for diluted EPU - net income (loss) attributable to common unitholders after the effect of dilutive securities	$422,549	$476,480	$160,987
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	209,970	209,382	208,181
Effect of dilutive securities	15,135	15,064	109
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	225,105	224,446	208,290
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$1.91	$2.18	$0.77
Per common unit (diluted)	1.88	2.12	0.77
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	—	—	14,968

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
The partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7.0% of the face amount of the preferred units per annum, through November 27, 2023, adjusted to 9.8% effective November 28, 2023 and subject to readjustment every two years thereafter; and
•second, to the holders of common units.
The following table provides information about the Partnership's per unit distributions to common unitholders:

	Year Ended December 31,
	2023	2022	2021
Distributions declared and paid per common unit	$1.90	$1.54	$0.85
Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the year ended December 31, 2023. The program is funded from the Partnership’s cash on hand or through borrowings under the credit facility. Any repurchased units are canceled.
NOTE 15 — SUBSEQUENT EVENTS
Distribution
On January 31, 2024, the Board approved a distribution for the period from October 1, 2023 to December 31, 2023 of $0.475 per common unit. Distributions will be paid on February 23, 2024 to unitholders of record at the close of business on February 16, 2024.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$—	$—	$4,965
Unproved	14,605	149	15,559
Exploration Costs	—	—	1,049
Development Costs[1]	4,601	11,293	3,964
Total	$19,206	$11,442	$25,537

1 Unproved properties include purchases of leasehold prospects. Development costs include costs incurred on farmout wells subject to reimbursement under the Partnership's farmout agreements. See "Note 4 – Oil and Natural Gas Properties" for additional information.

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

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2023	2022
	(in thousands)
Proved properties	$2,136,056	$2,094,563
Unproved properties	890,338	909,344
Total	3,026,394	3,003,907
Accumulated depreciation, depletion, amortization, and impairment	(1,961,899)	(1,916,919)
Oil and natural gas properties, net	$1,064,495	$1,086,988

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED
Oil and Natural Gas Reserve Information
The following table sets forth estimated net quantities of the Partnership’s proved, proved developed, and proved undeveloped oil and natural gas reserves. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB. For estimates of oil reserves, the average WTI spot oil prices used were $78.21, $94.14, and $66.55 per barrel as of December 31, 2023, 2022, and 2021, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $2.64, $6.36, and $3.60 per MMBtu as of December 31, 2023, 2022, and 2021, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude insignificant natural gas liquid quantities owned by the Partnership. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $76.90 per barrel for oil and $2.63 per Mcf for natural gas as of December 31, 2023, $92.01 per barrel for oil and $6.50 per Mcf for natural gas as of December 31, 2022, and $63.17 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2021.

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2020	15,952	240,211	55,987
Revisions of previous estimates [1]	4,817	38,537	11,240
Purchases of minerals in place[2]	272	216	308
Sales of minerals in place[4]	(135)	(6,194)	(1,167)
Extensions, discoveries and other additions[3]	1,911	32,592	7,343
Production	(3,646)	(61,445)	(13,886)
Net proved reserves at December 31, 2021	19,171	243,917	59,824
Revisions of previous estimates[1]	1,422	6,455	2,498
Extensions, discoveries and other additions[3]	2,182	78,992	15,347
Production	(3,591)	(59,778)	(13,554)
Net proved reserves at December 31, 2022	19,184	269,586	64,115
Revisions of previous estimates[1]	675	(20,578)	(2,754)
Extensions, discoveries and other additions[3]	2,989	87,935	17,645
Production	(3,757)	(64,647)	(14,532)
Net proved reserves at December 31, 2023	19,091	272,296	64,474
Net Proved Developed Reserves
December 31, 2021	19,111	224,222	56,481
December 31, 2022	19,184	236,529	58,606
December 31, 2023	19,091	228,061	57,101
Net Proved Undeveloped Reserves
December 31, 2021	60	19,695	3,343
December 31, 2022	—	33,057	5,509
December 31, 2023	—	44,235	7,373
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable revisions are related to changes in commodity pricing.
2 Includes the acquisition of mineral and royalty reserves. In 2021 these were primarily in the Permian Basin.
3 Includes extensions and additions related to drilling activities in multiple areas, primarily within the Haynesville/Bossier play trend and the Permian Basin.
4 Includes divestitures of mineral and royalty reserves. In 2021 these were primarily in the Anadarko Basin.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED
Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-day-of-the-month commodity prices for the periods presented. All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials. Future cash inflows are computed by applying applicable prices relating to the Partnership’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no future income tax expenses deducted from future production revenues in the calculation of the standardized measure because the Partnership is not subject to federal income taxes. The Partnership is subject to certain state based taxes; however, these amounts are not material. See "Note 2 – Summary of Significant Accounting Policies" for additional information.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Future cash inflows	$2,184,038	$3,518,494	$2,033,256
Future production costs	(211,826)	(339,603)	(206,785)
Future development costs	(61,723)	(49,081)	(43,500)
Future income tax expense	(6,259)	(10,535)	(6,322)
Future net cash flows (undiscounted)	1,904,230	3,119,275	1,776,649
Annual discount 10% for estimated timing	(884,720)	(1,454,264)	(804,527)
Total	$1,019,510	$1,665,011	$972,122

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Standardized measure, beginning of year	$1,665,011	$972,122	$493,497
Sales, net of production costs	(420,228)	(692,629)	(428,577)
Net changes in prices and production costs related to future production	(649,695)	773,189	537,659
Extensions, discoveries and improved recovery, net of future production and development costs	295,413	476,342	148,732
Previously estimated development costs incurred during the period	—	854	245
Revisions of estimated future development costs	(4,221)	(1,986)	2,254
Revisions of previous quantity estimates, net of related costs	(78,139)	68,270	210,039
Accretion of discount	167,064	97,553	49,530
Purchases of reserves in place, less related costs	—	—	9,254
Sales of reserves in place	—	—	(1,037)
Changes in timing and other	44,305	(28,704)	(49,474)
Net increase (decrease) in standardized measures	(645,501)	692,889	478,625
Standardized measure, end of year	$1,019,510	$1,665,011	$972,122
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