Form 10-Q
period 2024-03-31
Black Stone Minerals, L.P.
filed 2024-05-07
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2024, there were 210,702,620 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,456	$70,282
Accounts receivable	72,428	82,253
Commodity derivative assets	30,741	38,273
Prepaid expenses and other current assets	2,540	2,319
TOTAL CURRENT ASSETS	146,165	193,127
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $913,031 and $890,338 at March 31, 2024 and December 31, 2023, respectively	3,049,455	3,026,394
Accumulated depreciation, depletion, amortization, and impairment	(1,972,524)	(1,961,899)
Oil and natural gas properties, net	1,076,931	1,064,495
Other property and equipment, net of accumulated depreciation of $14,270 and $14,163 at March 31, 2024 and December 31, 2023, respectively	938	1,007
NET PROPERTY AND EQUIPMENT	1,077,869	1,065,502
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,641	8,255
TOTAL ASSETS	$1,231,675	$1,266,884
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,844	$6,270
Accrued liabilities	7,380	17,003
Commodity derivative liabilities	12,782	1,229
Other current liabilities	1,374	1,334
TOTAL CURRENT LIABILITIES	27,380	25,836
LONG–TERM LIABILITIES
Accrued incentive compensation	802	1,699
Commodity derivative liabilities	5,858	81
Asset retirement obligations	19,078	19,030
Other long-term liabilities	2,755	2,893
TOTAL LIABILITIES	55,873	49,539
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at March 31, 2024 and December 31, 2023	300,478	299,137
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 210,656 and 209,991 units outstanding at March 31, 2024 and December 31, 2023, respectively	875,324	918,208
TOTAL EQUITY	875,324	918,208
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,231,675	$1,266,884
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE
Oil and condensate sales	$71,224	$60,909
Natural gas and natural gas liquids sales	42,011	57,423
Lease bonus and other income	3,548	3,975
Revenue from contracts with customers	116,783	122,307
Gain (loss) on commodity derivative instruments	(11,290)	52,271
TOTAL REVENUE	105,493	174,578
OPERATING (INCOME) EXPENSE
Lease operating expense	2,432	2,668
Production costs and ad valorem taxes	13,038	12,667
Exploration expense	3	4
Depreciation, depletion, and amortization	11,639	11,147
General and administrative	14,090	12,648
Accretion of asset retirement obligations	317	245
TOTAL OPERATING EXPENSE	41,519	39,379
INCOME (LOSS) FROM OPERATIONS	63,974	135,199
OTHER INCOME (EXPENSE)
Interest and investment income	670	157
Interest expense	(629)	(814)
Other income (expense)	(88)	(99)
TOTAL OTHER EXPENSE	(47)	(756)
NET INCOME (LOSS)	63,927	134,443
Distributions on Series B cumulative convertible preferred units	(7,367)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$56,560	$129,193
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	56,560	129,193
	$56,560	$129,193
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.27	$0.62
Per common unit (diluted)	$0.27	$0.60
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	210,654	209,941
Weighted average common units outstanding (diluted)	210,654	224,910
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2023	209,991	$918,208
Repurchases of common units	(287)	(4,381)
Restricted units granted, net of forfeitures	952	—
Equity–based compensation	—	5,431
Distributions	—	(99,899)
Charges to partners' equity for accrued distribution equivalent rights	—	(595)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income (loss)	—	63,927
BALANCE AT MARCH 31, 2024	210,656	$875,324

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2022	209,407	$911,451
Repurchases of common units	(358)	(5,496)
Restricted units granted, net of forfeitures	914	—
Equity–based compensation	—	5,052
Distributions	—	(99,600)
Charges to partners' equity for accrued distribution equivalent rights	—	(733)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	134,443
BALANCE AT MARCH 31, 2023	209,963	$939,867
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$63,927	$134,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	11,639	11,147
Accretion of asset retirement obligations	317	245
Amortization of deferred charges	268	255
(Gain) loss on commodity derivative instruments	11,290	(52,271)
Net cash (paid) received on settlement of commodity derivative instruments	13,797	13,285
Equity-based compensation	2,383	2,118
Changes in operating assets and liabilities:
Accounts receivable	9,851	41,588
Prepaid expenses and other current assets	(220)	(182)
Accounts payable, accrued liabilities, and other	(8,510)	(13,333)
Settlement of asset retirement obligations	(282)	(140)
NET CASH PROVIDED BY OPERATING ACTIVITIES	104,460	137,155
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(22,966)	—
Additions to oil and natural gas properties	(285)	(1,932)
Additions to oil and natural gas properties leasehold costs	(753)	—
Purchases of other property and equipment	(39)	(22)
Proceeds from the sale of oil and natural gas properties	79	—
NET CASH USED IN INVESTING ACTIVITIES	(23,964)	(1,954)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(99,899)	(99,600)
Distributions to Series B cumulative convertible preferred unitholders	(6,026)	(5,250)
Repurchases of common units	(4,381)	(5,496)
Borrowings under credit facility	6,000	50,000
Repayments under credit facility	(6,000)	(60,000)
Debt issuance costs and other	(16)	(12)
NET CASH USED IN FINANCING ACTIVITIES	(110,322)	(120,358)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,826)	14,843
CASH AND CASH EQUIVALENTS – beginning of the period	70,282	4,307
CASH AND CASH EQUIVALENTS – end of the period	$40,456	$19,150
SUPPLEMENTAL DISCLOSURE
Interest paid	$361	$588
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2023 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2024.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	March 31, 2024	December 31, 2023

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$68,312	$77,560
Other	4,116	4,693
Total accounts receivable	$72,428	$82,253
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
NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Divestitures
The Partnership had no material divestiture activity during 2023 or the three months ended March 31, 2024.
Acquisitions
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
In the first quarter of 2024, the Partnership acquired mineral and royalty interests that consisted of substantially all unproved oil and natural gas properties from various sellers for cash consideration of $23.0 million, including capitalized direct transaction costs. These acquisitions were considered asset acquisitions, were primarily located in the Gulf Coast land region, and were funded with cash from operating activities.
During the year ended December 31, 2023, the Partnership acquired mineral and royalty interests that consisted of unproved oil and natural gas properties from various sellers for cash consideration of $14.6 million, including capitalized direct transaction costs. These acquisitions were considered asset acquisitions, were primarily located in the Gulf Coast land region, and were funded with cash from operating activities.
Farmout Agreements
The Partnership has entered into farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lowering its capital spending other than for mineral and royalty interest acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests.
San Augustine Farmout
In May 2021, BSM and Aethon Energy ("Aethon") entered into an agreement to develop certain portions of the Partnership's undeveloped acreage in San Augustine County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of five wells to be drilled in the initial program year, which began in the third quarter of 2021, 10 wells to be drilled in the second and third program years, and, thereafter, a minimum of 12 wells per year beginning with the fourth program year. The Partnership's development agreement with Aethon and related drilling commitments covering its San Augustine County acreage is independent of the development agreement and associated commitments covering Angelina County discussed below.
In May 2021, the Partnership entered into a farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a 10 year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of March 31, 2024, 20 wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Angelina Farmout
In May 2020, BSM and Aethon entered into an agreement to develop certain portions of the Partnership's undeveloped acreage in Angelina County, Texas. The agreement provides for minimum well commitments by Aethon in exchange for reduced royalty rates and exclusive access to the Partnership's mineral and leasehold acreage in the contract area. The agreement calls for a minimum of four wells to be drilled in the initial program year, which began in the third quarter of 2020, 10 wells to be drilled in the second program year, and, beginning with the third program year, 15 wells per year beginning thereafter.
In November 2020, the Partnership entered into a farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of March 31, 2024, 45 wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.
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
The Partnership did not recognize any impairment of oil and natural gas properties for the three months ended March 31, 2024 and 2023. See "Note 5 - Fair Value Measurements" for additional information.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023. See "Note 5 - Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2024, the Partnership had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under the Credit Facility.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$36,665	$(5,924)	$30,741
Long-term asset	Deferred charges and other long-term assets	512	(365)	147
Total assets		$37,177	$(6,289)	$30,888
Liabilities:
Current liability	Commodity derivative liabilities	$18,706	$(5,924)	$12,782
Long-term liability	Commodity derivative liabilities	6,223	(365)	5,858
Total liabilities		$24,929	$(6,289)	$18,640

		December 31, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,485	$(3,212)	$38,273
Long-term asset	Deferred charges and other long-term assets	498	(126)	372
Total assets		$41,983	$(3,338)	$38,645
Liabilities:
Current liability	Commodity derivative liabilities	$4,441	$(3,212)	$1,229
Long-term liability	Commodity derivative liabilities	207	(126)	81
Total liabilities		$4,648	$(3,338)	$1,310

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2024	2023
	(in thousands)
Beginning fair value of commodity derivative instruments	$37,335	$28,941
Gain (loss) on oil derivative instruments	(23,230)	7,422
Gain (loss) on natural gas derivative instruments	11,940	44,849
Net cash paid (received) on settlements of oil derivative instruments	(121)	1,400
Net cash paid (received) on settlements of natural gas derivative instruments	(13,676)	(14,685)
Net change in fair value of commodity derivative instruments	(25,087)	38,986
Ending fair value of commodity derivative instruments	$12,248	$67,927
The Partnership had the following open derivative contracts for oil as of March 31, 2024:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2024
First Quarter	190,000	$71.45	$67.00	$81.00
Second Quarter	570,000	71.45	67.00	81.00
Third Quarter	570,000	71.45	67.00	81.00
Fourth Quarter	570,000	71.45	67.00	81.00
2025
First Quarter	555,000	$71.22	$70.02	$73.15
Second Quarter	555,000	71.22	70.02	73.15
Third Quarter	555,000	71.22	70.02	73.15
Fourth Quarter	555,000	71.22	70.02	73.15

The Partnership had the following open derivative contracts for natural gas as of March 31, 2024:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2024
Second Quarter	10,465,000	$3.55	$3.00	$3.76
Third Quarter	10,580,000	3.55	3.00	3.76
Fourth Quarter	10,580,000	3.55	3.00	3.76
2025
First Quarter	7,200,000	$3.39	$3.34	$3.65
Second Quarter	7,280,000	3.39	3.34	3.65
Third Quarter	11,040,000	3.45	3.34	3.65
Fourth Quarter	11,040,000	3.45	3.34	3.65

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the three months ended March 31, 2024 and 2023.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2024 and December 31, 2023 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2024
Financial Assets
Commodity derivative instruments	$—	$37,177	$—	$(6,289)	$30,888
Financial Liabilities
Commodity derivative instruments	$—	$24,929	$—	$(6,289)	$18,640
As of December 31, 2023
Financial Assets
Commodity derivative instruments	$—	$41,983	$—	$(3,338)	$38,645
Financial Liabilities
Commodity derivative instruments	$—	$4,648	$—	$(3,338)	$1,310
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the three months ended March 31, 2024 or the year ended December 31, 2023. See "Note 3 - Oil and Natural Gas Properties".
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
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of March 31, 2024 or December 31, 2023. There were no assets measured at fair value on a non-recurring basis for the three months ended March 31, 2024 or the year ended December 31, 2023.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2027. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million. The subsequent redeterminations increased the borrowing base to $580.0 million in October 2023 and reaffirmed the borrowing base in April 2024. After each redetermination we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for October 2024.
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 0.10%, which is referred to as Adjusted Term SOFR. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (2) the Federal Funds Rate in effect on that day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of December 31, 2023 and March 31, 2024, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 7.92% during the three months ended March 31, 2024 and 7.36% for the twelve months ended December 31, 2023. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of March 31, 2024, the Partnership was in compliance with all financial covenants in the Credit Facility.
There was no aggregate principal balance outstanding at March 31, 2024 and December 31, 2023, respectively. The unused portion of the available borrowings under the Credit Facility was $375.0 million at March 31, 2024 and December 31, 2023.
NOTE 7 - COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Partnership’s business includes activities that are subject to U.S. federal, state, and local environmental regulations with regard to air, land, and water quality and other environmental matters.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership does not consider the potential remediation costs that could result from issues identified in any environmental site assessments to be significant to the unaudited interim consolidated financial statements, and no provision for potential remediation costs has been recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2024 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash—short and long-term incentive plans	$1,260	$1,079
Equity-based compensation—restricted common units	996	954
Equity-based compensation—restricted performance units	738	633
Board of Directors incentive plan	649	531
Total incentive compensation expense	$3,643	$3,197
For the three months ended March 31, 2024, the Partnership repurchased 286,761 common units at a weighted average price of $15.28 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.6 million for the performance cash awards and $14.7 million for the performance equity awards (1,220,201 performance units with a weighted-average grant date fair value of $12.03 per unit). As of March 31, 2024, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
NOTE 9 - PREFERRED UNITS
Series B Cumulative Convertible Preferred Units
On November 28, 2017, the Partnership issued and sold in a private placement 14,711,219 Series B cumulative convertible preferred units representing limited partner interests in the Partnership for a cash purchase price of $20.39 per Series B cumulative convertible preferred unit, resulting in total proceeds of approximately $300.0 million.
The Series B cumulative convertible preferred units were initially entitled to quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the "Distribution Rate"). On November 28, 2023, the Distribution Rate was adjusted to 9.8% and will be readjusted every two years thereafter (each, a "Readjustment Date"). The rate set on each

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Readjustment Date is equal to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-distribution rate shall be increased by 2.0% per annum for such quarter. The Partnership cannot pay any distributions on any junior securities, including common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.
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
The Partnership has the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90 day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value.
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of March 31, 2024 and a carrying value of $299.1 million, including accrued distributions of $6.0 million, as of December 31, 2023. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$63,927	$134,443
Distributions on Series B cumulative convertible preferred units	(7,367)	(5,250)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$56,560	$129,193
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	56,560	129,193
	$56,560	$129,193
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$56,560	$129,193
Effect of dilutive securities	—	5,250
Numerator for diluted EPU - net income (loss) attributable to common unitholders after the effect of dilutive securities	$56,560	$134,443
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	210,654	209,941
Effect of dilutive securities	—	14,969
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	210,654	224,910
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.27	$0.62
Per common unit (diluted)	$0.27	$0.60

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	—

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

The partnership agreement generally provides that beginning on November 28, 2023 any distributions are paid each quarter in the following manner:
• first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 9.8% of the face amount of the preferred units per annum, subject to readjustment on each Readjustment Date; and
• second, to the holders of common units.

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended March 31,
	2024	2023
Distributions declared and paid per common unit	$0.4750	$0.4750

Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the three months ended March 31, 2024. The program is funded from the Partnership’s cash on hand or through borrowings under the credit facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On April 17, 2024, the Board approved a distribution for the three months ended March 31, 2024 of $0.375 per common unit. Distributions will be payable on May 17, 2024 to unitholders of record at the close of business on May 10, 2024.
Acquisitions
Subsequent to March 31, 2024, the Partnership acquired mineral and royalty interests from various sellers for cash consideration of $12.3 million. These acquisitions were funded with cash from operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2023 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.
Overview
We are one of the largest owners and managers of oil and natural gas mineral interests in the United States. Our principal business is maximizing the value of our existing portfolio of mineral and royalty assets through active management. We maximize value through marketing our mineral assets for lease and creatively structuring the terms on those leases to encourage and accelerate drilling activity. We believe our large, diversified asset base and long-lived, non-cost-bearing mineral and royalty interests provide for stable production and reserves over time, allowing the majority of generated cash flow to be distributed to unitholders. Alongside our primary focus on traditional revenue streams from our asset base, we will continue to explore the relevance of our assets in energy transition, including opportunities in renewable energy and carbon sequestration.
As of March 31, 2024, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Development Update
A significant portion of Shelby Trough development in recent years has been performed by Aethon Energy (“Aethon”) under the two Joint Exploration Agreements (“JEAs”) between us and Aethon. The JEAs outline Aethon’s development obligations and other rights and obligations of each party related to our core mineral positions in San Augustine and Angelina counties in East Texas.
In December 2023, we received notice that Aethon was exercising the “time-out” provisions under these JEAs. When natural gas prices fall below specified thresholds, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period. Aethon has not previously invoked the time-out provisions under the JEAs. We continue working closely with Aethon to finalize development plans going forward and assess the effect of the temporary suspension of drilling obligations, and we are analyzing the potential impacts to us on an ongoing basis.
In April 2024, Aethon began curtailing production volumes on a small number of producing wells. This temporary decrease is expected to amount to approximately 800 Boe/d. Additionally, Aethon has indicated that it intends to curtail these wells and delay the initial production of an additional 10 wells until the second half of the year, when natural gas prices are forecast to improve.
Austin Chalk Update
We have entered into agreements with multiple operators to drill wells in the areas of the Austin Chalk in East Texas, where we have significant acreage positions. The results of the test program in the Brookeland Field demonstrated that modern completion technology has the potential to improve production rates and increase reserves when compared to the vintage, unstimulated wells in the Austin Chalk formation. To date, 30 wells with modern completions are being produced in the field.
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
Oil prices increased from the prior period ended March 31, 2023 as a result of heightened geopolitical risk related to the attacks targeting commercial ships transiting the Red Sea shipping channel and general elevated tensions around the region. In addition, the recent extension of OPEC+ voluntary production cuts add to upward price pressure at a time of the year when oil demand typically increases because of the spring and summer driving seasons in the Northern Hemisphere. Natural gas prices decreased from the prior period ended March 31, 2023 as a result of a large surplus of storage inventory. The United States started the winter heating season with a surplus and a mild winter led to below average consumption further increasing the surplus of storage inventory. Given the dynamic nature of these events, along with the volatile geopolitical conflicts in Ukraine, we cannot reasonably estimate how long these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2024	2023
Benchmark Prices[1]	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$83.96	$75.68
Henry Hub spot natural gas ($/MMBtu)	1.54	2.10
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2024	2023
U.S. Rotary Rig Count[1]	First Quarter	First Quarter
Oil	506	592
Natural gas	112	160
Other	3	3
Total	621	755
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA expects inventories will rise to 4.1 Tcf at the end of October 2024, which would be 10% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2024	2023
Region[1]	First Quarter	First Quarter
East	363	335
Midwest	510	421
Mountain	162	80
Pacific	227	73
South Central	996	921
Total	2,258	1,830
1 Source: EIA

Natural Gas Exports

The EIA expects exports of natural gas, both by pipeline and as LNG, will increase in 2024. The EIA forecasts average exports of 12.2 Bcf per day for 2024, a 2% increase from 2023 levels.
In 2025, the EIA expects LNG exports to increase because three of the five LNG export projects currently under construction are expected to start operations and ramp up to full production. The EIA also expects natural gas exports by pipeline to grow because of increased natural gas exports to Mexico.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2024 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using collars and swaps with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2024, we had hedged 72% and 71% of our available oil and condensate hedge volumes for 2024 and 2025, respectively. As of March 31, 2024, we had also hedged 69% and 60% of our available natural gas hedge volumes for 2024 and 2025, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net income (loss)	$63,927	$134,443
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	11,639	11,147
Interest expense	629	814
Income tax expense (benefit)	135	147
Accretion of asset retirement obligations	317	245
Equity–based compensation	2,383	2,118
Unrealized (gain) loss on commodity derivative instruments	25,087	(38,986)
Adjusted EBITDA	104,117	109,928
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(5)
Cash interest expense	(361)	(559)
Preferred unit distributions	(7,367)	(5,250)
Distributable cash flow	$96,388	$104,114

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	923	793	130	16.4%
Natural gas (MMcf)[1]	16,470	16,452	18	0.1%
Equivalents (MBoe)	3,668	3,535	133	3.8%
Equivalents/day (MBoe)	40.3	39.3	1.0	2.5%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$77.17	$76.81	$0.36	0.5%
Natural gas ($/Mcf)[1]	2.55	3.49	(0.94)	(26.9)%
Equivalents ($/Boe)	$30.87	$33.47	$(2.60)	(7.8)%
Revenue:
Oil and condensate sales	$71,224	$60,909	$10,315	16.9%
Natural gas and natural gas liquids sales[1]	42,011	57,423	(15,412)	(26.8)%
Lease bonus and other income	3,548	3,975	(427)	(10.7)%
Revenue from contracts with customers	116,783	122,307	(5,524)	(4.5)%
Gain (loss) on commodity derivative instruments	(11,290)	52,271	(63,561)	(121.6)%
Total revenue	$105,493	$174,578	$(69,085)	(39.6)%
Operating expenses:
Lease operating expense	$2,432	$2,668	$(236)	(8.8)%
Production costs and ad valorem taxes	13,038	12,667	371	2.9%
Exploration expense	3	4	(1)	(25.0)%
Depreciation, depletion, and amortization	11,639	11,147	492	4.4%
General and administrative	14,090	12,648	1,442	11.4%
Other expense:
Interest expense	629	814	(185)	(22.7)%
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
Revenue
Total revenue for the quarter ended March 31, 2024 decreased compared to the quarter ended March 31, 2023. The decrease in total revenue in the first quarter of 2024 is primarily due to a loss on our commodity derivative instruments compared to a gain in the corresponding prior period and a decrease in natural gas and NGL sales which was partially offset by an increase in oil and condensate sales.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to higher production volumes. The increase in oil and condensate production was driven by higher mineral and royalty production in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 94% and 92% of total oil and condensate volumes for quarters ended March 31, 2024 and 2023, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended March 31, 2024 as compared to the corresponding prior period. The decrease was due to lower realized commodity prices between the comparative periods. Mineral and royalty interest production accounted for 95% and 94% of our natural gas volumes for the quarters ended March 31, 2024 and 2023, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the first quarter of 2024, we recognized a loss from our commodity derivative instruments compared to a gain in the same period in 2023. For the three months ended March 31, 2024, we recognized $13.8 million of realized gains and $25.1 million of unrealized losses from our oil and natural gas commodity contracts, compared to $13.3 million of realized gains and $39.0 million of unrealized gains in the same period in 2023. The unrealized losses on our commodity contracts during the first quarter of 2024 were primarily driven by changes in the forward commodity price curves for oil and the unrealized gains in the same period in 2023 were driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2024 was lower than the same period in 2023. Leasing activity in the Austin Chalk play and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas made up the majority of lease bonus and other income for the first quarter of 2024, while the majority of the first quarter 2023 activity came from leasing activity in the Haynesville/Bossier play and the Permian Basin.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2024 as compared to the same period in 2023, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2024, production costs and ad valorem taxes increased as compared to the quarter ended March 31, 2023, primarily due to severance tax refunds received in the first quarter of 2023 with no similar activity recorded in the first quarter of 2024.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the quarter ended March 31, 2024 and the corresponding prior period of 2023 was minimal.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended March 31, 2024 as compared to the same period in 2023 due to higher production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2024, general and administrative expenses increased as compared to the same period in 2023, primarily due to higher professional costs related to outside legal fees, consulting costs for internal projects, and the timing of annual tax services performed.

Interest expense. Interest expense was lower in the first quarter of 2024 relative to the corresponding period in 2023, due to lower average outstanding borrowings under our Credit Facility. Interest expense for both periods primarily consisted of commitment fees and amortization of debt issuance costs.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business. On November 28, 2023 the distribution rate for the Series B cumulative convertible preferred units was adjusted to 9.8% and will be readjusted every two years thereafter (each, a "Readjustment Date"). The rate set on each Readjustment Date is equal to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90 day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value. See "Note 9 - Preferred Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program which authorizes us to make repurchases on a discretionary basis. The program will be funded from our cash on hand or through borrowings under the Credit Facility. Any repurchased units will be cancelled. See "Note 11 – Common Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change

	(in thousands)
Cash flows provided by operating activities	$104,460	$137,155	$(32,695)
Cash flows provided by (used in) investing activities	(23,964)	(1,954)	(22,010)
Cash flows provided by (used in) financing activities	(110,322)	(120,358)	10,036
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the three months ended March 31, 2024 as compared to the same period of 2023. The decrease was primarily due to reduced natural gas and NGL sales due to lower realized commodity prices in the three months ended March 31, 2024 compared to the same period of 2023.
Investing Activities. Net cash used in investing activities in the three months ended March 31, 2024 increased as compared to the same period of 2023. The increase was primarily due to acquisitions of oil and natural gas properties in the three months ended March 31, 2024 as compared to no acquisition activity in the corresponding prior period.
Financing Activities. Cash flows used in financing activities decreased for the three months ended March 31, 2024 as compared to the same period of 2023. The decrease was primarily due to net repayments on our Credit Facility for the three months ended March 31, 2023 compared to no net repayments for the three months ended March 31, 2024.

Development Capital Expenditures
Our 2024 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million, net of farmout reimbursements, of which $0.3 million has been invested in the three months ended March 31, 2024. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest. Through March 31, 2024, we have also spent $0.7 million acquiring leases in areas around our drilling programs.
Acquisitions
During the three months ended March 31, 2024, we acquired mineral and royalty interests that consisted of substantially all unproved oil and natural gas properties from various sellers for cash consideration of $23.0 million, including capitalized direct transaction costs. These acquisitions were primarily located in the Gulf Coast land region and were funded with cash from operating activities. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
See "Note 3 – Oil and Natural Gas Properties" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2027. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million. The subsequent redeterminations increased the borrowing base to $580.0 million in October 2023 and reaffirmed the borrowing base in April 2024. After each redetermination we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for October 2024.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of March 31, 2024, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of March 31, 2024, there have been no material changes to our contractual obligations previously disclosed in our 2023 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of March 31, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been historically volatile, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative financial instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on the difference between the fixed contract price and the market settlement price. The market settlement price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See "Note 4 - Commodity Derivative Financial Instruments" and "Note 5 - Fair Value Measurements" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended March 31, 2024. Applying this discount results in an approximate 2.2% reduction of proved reserve volumes as compared to the undiscounted March 31, 2024 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2024, we had seven counterparties, all of which were rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the three months ended March 31, 2024, we had $0.3 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 7.92%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in a de minimis increase in interest expense, and a corresponding decrease in our results of operations, for the three months ended March 31, 2024, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2023 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2023 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended March 31, 2024:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2024	92,614	$16.04	—	$150,000,000
February 1 - February 29, 2024	193,914	14.91	—	150,000,000
March 1 - March 31, 2024	233	15.05	—	150,000,000
1 Consists of units withheld to satisfy tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees.
2 On October 30, 2023, the Board authorized the repurchase of up to $150.0 million in common units. The repurchase program authorizes us to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. All or a portion of any repurchases may be made under a Rule 10b5-1 plan, which would permit common units to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to acquire any particular amount of common units and may be modified or suspended at any time and could be terminated prior to completion.
Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1^*	2024 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan.

10.2^*	2024 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.
^ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 7, 2024	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Evan M. Kiefer
Evan M. Kiefer
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)