Form 10-Q
period 2024-06-30
Black Stone Minerals, L.P.
filed 2024-08-06
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 2, 2024, there were 210,689,203 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,669	$70,282
Accounts receivable	73,825	82,253
Commodity derivative assets	10,967	38,273
Prepaid expenses and other current assets	3,057	2,319
TOTAL CURRENT ASSETS	114,518	193,127
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $929,291 and $890,338 at June 30, 2024 and December 31, 2023, respectively	3,078,212	3,026,394
Accumulated depreciation, depletion, amortization, and impairment	(1,983,801)	(1,961,899)
Oil and natural gas properties, net	1,094,411	1,064,495
Other property and equipment, net of accumulated depreciation of $14,349 and $14,163 at June 30, 2024 and December 31, 2023, respectively	876	1,007
NET PROPERTY AND EQUIPMENT	1,095,287	1,065,502
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,091	8,255
TOTAL ASSETS	$1,216,896	$1,266,884
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,632	$6,270
Accrued liabilities	10,600	17,003
Commodity derivative liabilities	9,414	1,229
Other current liabilities	1,416	1,334
TOTAL CURRENT LIABILITIES	27,062	25,836
LONG–TERM LIABILITIES
Accrued incentive compensation	911	1,699
Commodity derivative liabilities	6,671	81
Asset retirement obligations	19,291	19,030
Other long-term liabilities	2,496	2,893
TOTAL LIABILITIES	56,431	49,539
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at June 30, 2024 and December 31, 2023	300,478	299,137
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 210,682 and 209,991 units outstanding at June 30, 2024 and December 31, 2023, respectively	859,987	918,208
TOTAL EQUITY	859,987	918,208
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,216,896	$1,266,884
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Oil and condensate sales	$73,889	$61,551	$145,113	$122,460
Natural gas and natural gas liquids sales	36,493	41,619	78,504	99,042
Lease bonus and other income	4,789	2,527	8,337	6,502
Revenue from contracts with customers	115,171	105,697	231,954	228,004
Gain (loss) on commodity derivative instruments	(5,547)	11,303	(16,837)	63,574
TOTAL REVENUE	109,624	117,000	215,117	291,578
OPERATING (INCOME) EXPENSE
Lease operating expense	2,579	2,866	5,011	5,534
Production costs and ad valorem taxes	13,469	12,844	26,507	25,511
Exploration expense	14	4	17	8
Depreciation, depletion, and amortization	11,356	10,421	22,995	21,568
General and administrative	13,395	11,854	27,485	24,502
Accretion of asset retirement obligations	321	250	638	495
TOTAL OPERATING EXPENSE	41,134	38,239	82,653	77,618
INCOME (LOSS) FROM OPERATIONS	68,490	78,761	132,464	213,960
OTHER INCOME (EXPENSE)
Interest and investment income	462	373	1,132	530
Interest expense	(626)	(645)	(1,255)	(1,459)
Other income (expense)	(4)	(97)	(92)	(196)
TOTAL OTHER EXPENSE	(168)	(369)	(215)	(1,125)
NET INCOME (LOSS)	68,322	78,392	132,249	212,835
Distributions on Series B cumulative convertible preferred units	(7,366)	(5,250)	(14,733)	(10,500)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$60,956	$73,142	$117,516	$202,335
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	60,956	73,142	117,516	202,335
	$60,956	$73,142	$117,516	$202,335
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.29	$0.35	$0.56	$0.96
Per common unit (diluted)	$0.29	$0.35	$0.56	$0.95
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	210,703	209,967	210,679	209,954
Weighted average common units outstanding (diluted)	210,703	209,967	210,679	224,923
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2023	209,991	$918,208
Repurchases of common units	(287)	(4,381)
Restricted units granted, net of forfeitures	952	—
Equity–based compensation	—	5,431
Distributions	—	(99,899)
Charges to partners' equity for accrued distribution equivalent rights	—	(595)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income (loss)	—	63,927
BALANCE AT MARCH 31, 2024	210,656	$875,324
Repurchases of common units	(4)	(68)
Issuance of common units for property acquisitions	64	1,039
Restricted units granted, net of forfeitures	(34)	—
Equity–based compensation	—	1,935
Distributions	—	(79,014)
Charges to partners' equity for accrued distribution equivalent rights	—	(185)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income (loss)	—	68,322
BALANCE AT JUNE 30, 2024	210,682	$859,987

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2022	209,407	$911,451
Repurchases of common units	(358)	(5,496)
Restricted units granted, net of forfeitures	914	—
Equity–based compensation	—	5,052
Distributions	—	(99,600)
Charges to partners' equity for accrued distribution equivalent rights	—	(733)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	134,443
BALANCE AT MARCH 31, 2023	209,963	$939,867
Restricted units granted, net of forfeitures	5	—
Equity–based compensation	—	2,076
Distributions	—	(99,734)
Charges to partners' equity for accrued distribution equivalent rights	—	(471)
Distributions on Series B cumulative convertible preferred units	—	(5,250)
Net income (loss)	—	78,392
BALANCE AT JUNE 30, 2023	209,968	$914,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$132,249	$212,835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	22,995	21,568
Accretion of asset retirement obligations	638	495
Amortization of deferred charges	536	513
(Gain) loss on commodity derivative instruments	16,837	(63,574)
Net cash (paid) received on settlement of commodity derivative instruments	25,616	41,469
Equity-based compensation	4,588	4,635
Changes in operating assets and liabilities:
Accounts receivable	8,481	63,477
Prepaid expenses and other current assets	(737)	(715)
Accounts payable, accrued liabilities, and other	(5,990)	(10,083)
Settlement of asset retirement obligations	(368)	(195)
NET CASH PROVIDED BY OPERATING ACTIVITIES	204,845	270,425
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(49,478)	—
Additions to oil and natural gas properties	(388)	(2,503)
Additions to oil and natural gas properties leasehold costs	(1,839)	(9)
Purchases of other property and equipment	(55)	(121)
Proceeds from the sale of oil and natural gas properties	79	—
NET CASH USED IN INVESTING ACTIVITIES	(51,681)	(2,633)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(178,913)	(199,334)
Distributions to Series B cumulative convertible preferred unitholders	(13,393)	(10,500)
Repurchases of common units	(4,449)	(5,496)
Borrowings under credit facility	9,000	64,000
Repayments under credit facility	(9,000)	(74,000)
Debt issuance costs and other	(22)	(103)
NET CASH USED IN FINANCING ACTIVITIES	(196,777)	(225,433)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,613)	42,359
CASH AND CASH EQUIVALENTS – beginning of the period	70,282	4,307
CASH AND CASH EQUIVALENTS – end of the period	$26,669	$46,666
SUPPLEMENTAL DISCLOSURE
Interest paid	$719	$975
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2023 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2024.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	June 30, 2024	December 31, 2023

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$68,993	$77,560
Other	4,832	4,693
Total accounts receivable	$73,825	$82,253
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
NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Divestitures
The Partnership had no material divestiture activity during 2023 or the six months ended June 30, 2024.
Acquisitions
Acquisitions of proved oil and natural gas properties and working interests are generally considered business combinations and are recorded at their estimated fair value as of the acquisition date. Acquisitions that consist of all or substantially all unproved oil and natural gas properties are generally considered asset acquisitions and are recorded at cost.
During the six months ended June 30, 2024, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $50.5 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $49.5 million in cash that was funded from operating activities and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During the year ended December 31, 2023, the Partnership acquired mineral and royalty interests that consisted of unproved oil and natural gas properties in the Gulf Coast land region from various sellers for cash consideration of $14.6 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid was funded with cash from operating activities.
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
San Augustine County Farmout
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
In May 2021, the Partnership entered into a farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements cover all of the Partnership's share of working interests under active development by Aethon in San Augustine County, Texas and continue for a 10 year period, unless earlier terminated in accordance with the terms of the agreements. Canaan, Azul, and JWM will each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. Canaan, Azul, and JWM are obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements. As of June 30, 2024, 20 wells have been spud by Aethon in the contract area subject to the Canaan, Azul, and JWM Farmouts.
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

Angelina County Farmout
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
In November 2020, the Partnership entered into a farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout covers the Partnership's share of working interest under active development by Aethon in Angelina County, Texas and continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group. As of June 30, 2024, 45 wells have been spud by Aethon in the contract area subject to the Pivotal Farmout.
Aethon Time-Out
Under our Joint Exploration Agreements ("JEAs") with Aethon in San Augustine and Angelina counties in East Texas, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period when natural gas prices fall below certain thresholds. When the "time-out" provision is invoked, the current program year under each agreement is paused during the suspension period such that the program year may extend beyond 12 calendar months. In December 2023, the Partnership received notice that Aethon was exercising the time-out provisions under the JEAs in San Augustine and Angelina counties, implying a maximum resumption date in September 2024. Aethon drilled three wells in the first quarter of 2024 in San Augustine county despite the invocation of the time-out and has brought 16 total wells online in the first half of 2024.
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
The Partnership did not recognize any impairment of oil and natural gas properties for the six months ended June 30, 2024 and 2023. See "Note 5 - Fair Value Measurements" for additional information.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023. See "Note 5 - Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2024, the Partnership had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under the Credit Facility.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		June 30, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$16,391	$(5,424)	$10,967
Long-term asset	Deferred charges and other long-term assets	34	(34)	—
Total assets		$16,425	$(5,458)	$10,967
Liabilities:
Current liability	Commodity derivative liabilities	$14,838	$(5,424)	$9,414
Long-term liability	Commodity derivative liabilities	6,705	(34)	6,671
Total liabilities		$21,543	$(5,458)	$16,085

		December 31, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,485	$(3,212)	$38,273
Long-term asset	Deferred charges and other long-term assets	498	(126)	372
Total assets		$41,983	$(3,338)	$38,645
Liabilities:
Current liability	Commodity derivative liabilities	$4,441	$(3,212)	$1,229
Long-term liability	Commodity derivative liabilities	207	(126)	81
Total liabilities		$4,648	$(3,338)	$1,310

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023
	(in thousands)
Beginning fair value of commodity derivative instruments	$12,248	$67,927	$37,335	$28,941
Gain (loss) on oil derivative instruments	(1,226)	7,360	(24,456)	14,782
Gain (loss) on natural gas derivative instruments	(4,321)	3,943	7,619	48,792
Net cash paid (received) on settlements of oil derivative instruments	5,526	(3,172)	5,405	(1,772)
Net cash paid (received) on settlements of natural gas derivative instruments	(17,345)	(25,012)	(31,021)	(39,697)
Net change in fair value of commodity derivative instruments	(17,366)	(16,881)	(42,453)	22,105
Ending fair value of commodity derivative instruments	$(5,118)	$51,046	$(5,118)	$51,046
The Partnership had the following open derivative contracts for oil as of June 30, 2024:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2024
Second Quarter	190,000	$71.45	67.00	81.00
Third Quarter	570,000	71.45	67.00	81.00
Fourth Quarter	570,000	71.45	67.00	81.00
2025
First Quarter	555,000	$71.22	$70.02	$73.15
Second Quarter	555,000	71.22	70.02	73.15
Third Quarter	555,000	71.22	70.02	73.15
Fourth Quarter	555,000	71.22	70.02	73.15

The Partnership had the following open derivative contracts for natural gas as of June 30, 2024:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2024
Third Quarter	10,580,000	$3.55	$3.00	$3.76
Fourth Quarter	10,580,000	3.55	3.00	3.76
2025
First Quarter	9,000,000	$3.42	$3.34	$3.65
Second Quarter	9,100,000	3.42	3.34	3.65
Third Quarter	11,040,000	3.45	3.34	3.65
Fourth Quarter	11,040,000	3.45	3.34	3.65

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the six months ended June 30, 2024 and 2023.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of June 30, 2024 and December 31, 2023 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of June 30, 2024
Financial Assets
Commodity derivative instruments	$—	$16,425	$—	$(5,458)	$10,967
Financial Liabilities
Commodity derivative instruments	$—	$21,543	$—	$(5,458)	$16,085
As of December 31, 2023
Financial Assets
Commodity derivative instruments	$—	$41,983	$—	$(3,338)	$38,645
Financial Liabilities
Commodity derivative instruments	$—	$4,648	$—	$(3,338)	$1,310
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the six months ended June 30, 2024 or the year ended December 31, 2023. See "Note 3 - Oil and Natural Gas Properties".
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
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of June 30, 2024 or December 31, 2023. There were no assets measured at fair value on a non-recurring basis for the six months ended June 30, 2024 or the year ended December 31, 2023.

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
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 0.10%, which is referred to as Adjusted Term SOFR. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (2) the Federal Funds Rate in effect on that day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of December 31, 2023 and June 30, 2024, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 7.96% during the six months ended June 30, 2024 and 7.36% for the twelve months ended December 31, 2023. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of June 30, 2024, the Partnership was in compliance with all financial covenants in the Credit Facility.
There was no aggregate principal balance outstanding at June 30, 2024 and December 31, 2023. The unused portion of the available borrowings under the Credit Facility was $375.0 million at June 30, 2024 and December 31, 2023.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of June 30, 2024 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cash—short and long-term incentive plans	$1,125	$854	$2,385	$1,933
Equity-based compensation—restricted common units	965	942	1,961	1,896
Equity-based compensation—restricted performance units	691	1,053	1,429	1,686
Board of Directors incentive plan	549	522	1,198	1,053
Total incentive compensation expense	$3,330	$3,371	$6,973	$6,568
For the six months ended June 30, 2024, the Partnership repurchased 291,163 common units at a weighted average price of $15.28 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
In the first quarter of 2022, the board of directors of the Partnership's general partner (the "Board") approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards include performance cash awards and performance equity awards in the form of restricted performance units. To the extent earned, each performance unit represents the right to receive one common unit. The performance cash awards and performance units are eligible to become earned at the end of the requisite service period on December 31, 2025 if the minimum performance metrics are achieved. The minimum performance metrics are at least 42 Mboe per day of average daily royalty production in either the fourth quarter or the month of December of 2025 while maintaining a net debt to EBITDA ratio less than or equal to 1.0 on December 31, 2025. Average daily royalty production does not include production attributable to acquisitions consummated during the performance period. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.6 million for the performance cash awards and $13.5 million for the performance equity awards (1,110,496 performance units with a weighted-average grant date fair value of $12.13 per unit). As of June 30, 2024, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.
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
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of June 30, 2024 and a carrying value of $299.1 million, including accrued distributions of $6.0 million, as of December 31, 2023. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$68,322	$78,392	$132,249	$212,835
Distributions on Series B cumulative convertible preferred units	(7,366)	(5,250)	(14,733)	(10,500)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$60,956	$73,142	$117,516	$202,335
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	60,956	73,142	117,516	202,335
	$60,956	$73,142	$117,516	$202,335
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$60,956	$73,142	$117,516	$202,335
Effect of dilutive securities	—	—	—	10,500
Numerator for diluted EPU - Net income (loss) attributable to common unitholders after the effect of dilutive securities	$60,956	$73,142	$117,516	$212,835
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	210,703	209,967	210,679	209,954
Effect of dilutive securities	—	—	—	14,969
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	210,703	209,967	210,679	224,923
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.29	$0.35	$0.56	$0.96
Per common unit (diluted)	$0.29	$0.35	$0.56	$0.95

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	14,969	15,072	—

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions declared and paid per common unit	$0.3750	$0.4750	$0.8500	$0.9500

Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the six months ended June 30, 2024. The program is funded from the Partnership’s cash on hand or through borrowings under the credit facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On July 24, 2024, the Board approved a distribution for the three months ended June 30, 2024 of $0.375 per common unit. Distributions will be payable on August 16, 2024 to unitholders of record at the close of business on August 9, 2024.

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
As of June 30, 2024, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Development Update
A significant portion of Shelby Trough development in recent years has been performed by Aethon Energy (“Aethon”) under the two Joint Exploration Agreements (“JEAs”) between us and Aethon. In the first half of 2024, revenues from Aethon's operations in the Shelby Trough made up 6% of our total revenues. The JEAs outline Aethon’s development obligations and other rights and obligations of each party related to our core mineral positions in San Augustine and Angelina counties in East Texas.
Under the JEAs, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period when natural gas prices fall below specified thresholds. When the "time-out" provision is invoked, the current program year under each agreement is paused during the suspension period such that the program year may extend beyond 12 calendar months. In December 2023, we received notice that Aethon was exercising the time-out provisions under the JEAs in San Augustine and Angelina, implying a maximum resumption date in September 2024. Aethon drilled three wells in the first quarter of 2024 in San Augustine county despite the invocation of the time-out and has brought 16 total wells online in the first half of 2024. During the second quarter, we continued working with Aethon to firm up future development plans in light of Aethon's previously announced invocation of a time-out.

Austin Chalk Update
We remain focused on full field development, which includes working with multiple operators on drilling and field optimization opportunities in the Brookeland Field to enhance production and increase reserves from the Austin Chalk formation.
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
Oil prices increased from the prior period ended June 30, 2023 as a result of heightened geopolitical risk related to the attacks targeting commercial ships transiting the Red Sea shipping channel and general elevated tensions around the region. In addition, the recent extension of OPEC+ voluntary production cuts add to upward price pressure at a time of the year when oil demand typically increases because of the spring and summer driving seasons in the Northern Hemisphere. Natural gas prices increased during the second quarter of 2024 because of less natural gas-directed drilling and production curtailments due to low natural gas prices in the first quarter of 2024 as a result of a large surplus of storage inventory. The United States started the winter heating season with a surplus and a mild winter led to below average consumption, further increasing the surplus of storage inventory. Given the dynamic nature of these events, along with the volatile geopolitical conflicts in Ukraine, we cannot reasonably estimate how long these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2024		2023
Benchmark Prices[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$82.83	$83.96	$70.66	$75.68
Henry Hub spot natural gas ($/MMBtu)	2.42	1.54	2.48	2.10
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2024		2023
U.S. Rotary Rig Count[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
Oil	479	506	545	592
Natural gas	97	112	124	160
Other	5	3	5	3
Total	581	621	674	755
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
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2024		2023
Region[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
East	660	363	643	335
Midwest	779	510	705	421
Mountain	239	162	173	80
Pacific	282	227	216	73
South Central	1,174	996	1,141	921
Total	3,134	2,258	2,878	1,830
1 Source: EIA

Natural Gas Exports

Net natural gas exports averaged 11.9 Bcf per day during the first half of 2024, consistent with the average for the full year of 2023. The EIA expects U.S. LNG exports will increase as LNG export projects come on line in late 2024 and mid-2025. The EIA forecasts average exports of 12.5 Bcf per day for the remainder of 2024 and 14.3 Bcf per day for 2025.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of June 30, 2024 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of June 30, 2024, we had hedged 72% and 71% of our available oil and condensate hedge volumes for 2024 and 2025, respectively. As of June 30, 2024, we had also hedged 69% and 66% of our available natural gas hedge volumes for 2024 and 2025, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$68,322	$78,392	$132,249	$212,835
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	11,356	10,421	22,995	21,568
Interest expense	626	645	1,255	1,459
Income tax expense (benefit)	51	139	186	286
Accretion of asset retirement obligations	321	250	638	495
Equity–based compensation	2,205	2,517	4,588	4,635
Unrealized (gain) loss on commodity derivative instruments	17,366	16,881	42,453	(22,105)
Adjusted EBITDA	100,247	109,245	204,364	219,173
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(2)	(2)	(7)
Cash interest expense	(358)	(387)	(719)	(946)
Preferred unit distributions	(7,366)	(5,250)	(14,733)	(10,500)
Distributable cash flow	$92,522	$103,606	$188,910	$207,720

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	953	846	107	12.6%
Natural gas (MMcf)[1]	16,350	14,670	1,680	11.5%
Equivalents (MBoe)	3,678	3,291	387	11.8%
Equivalents/day (MBoe)	40.4	36.2	4.2	11.6%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$77.53	$72.76	$4.77	6.6%
Natural gas ($/Mcf)[1]	2.23	2.84	(0.61)	(21.5)%
Equivalents ($/Boe)	$30.01	$31.35	$(1.34)	(4.3)%
Revenue:
Oil and condensate sales	$73,889	$61,551	$12,338	20.0%
Natural gas and natural gas liquids sales[1]	36,493	41,619	(5,126)	(12.3)%
Lease bonus and other income	4,789	2,527	2,262	89.5%
Revenue from contracts with customers	115,171	105,697	9,474	9.0%
Gain (loss) on commodity derivative instruments	(5,547)	11,303	(16,850)	(149.1)%
Total revenue	$109,624	$117,000	$(7,376)	(6.3)%
Operating expenses:
Lease operating expense	$2,579	$2,866	$(287)	(10.0)%
Production costs and ad valorem taxes	13,469	12,844	625	4.9%
Exploration expense	14	4	10	250.0%
Depreciation, depletion, and amortization	11,356	10,421	935	9.0%
General and administrative	13,395	11,854	1,541	13.0%
Other expense:
Interest expense	626	645	(19)	(2.9)%
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
Revenue
Total revenue for the quarter ended June 30, 2024 decreased compared to the quarter ended June 30, 2023. The decrease in total revenue in the second quarter of 2024 is primarily due to a loss on our commodity derivative instruments compared to a gain in the corresponding prior period and a decrease in natural gas and NGL sales, which were partially offset by an increase in oil and condensate sales.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to higher production volumes and realized commodity prices. The increase in oil and condensate production was driven by higher mineral and royalty production in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 95% and 93% of total oil and condensate volumes for quarters ended June 30, 2024 and 2023, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended June 30, 2024 as compared to the corresponding prior period. The decrease was due to lower realized commodity prices between the comparative periods partially offset by an increase in production volumes. The increase in production volumes was driven by an increase in royalty interest production volumes, primarily within the Haynesville/Bossier play, including 29 new wells coming online from the Aethon development program in the Shelby Trough subsequent to the second quarter of 2023. Mineral and royalty interest production accounted for 94% and 93% of our natural gas volumes for the quarters ended June 30, 2024 and 2023, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the second quarter of 2024, we recognized a loss from our commodity derivative instruments compared to a gain in the same period in 2023. For the three months ended June 30, 2024, we recognized $11.8 million of realized gains and $17.4 million of unrealized losses from our oil and natural gas commodity contracts, compared to $28.2 million of realized gains and $16.9 million of unrealized losses in the same period in 2023. The unrealized losses on our commodity contracts during the second quarters of 2024 and 2023 were primarily driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the second quarter of 2024 was higher than the same period in 2023. Leasing activity in the Permian Basin made up the majority of lease bonus and other income for the second quarter of 2024, while the majority of the second quarter 2023 activity came from leasing activity in the Bakken/Three Forks and Haynesville/Bossier plays.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended June 30, 2024 as compared to the same period in 2023, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended June 30, 2024, production costs and ad valorem taxes increased as compared to the quarter ended June 30, 2023, primarily due to higher production taxes stemming from increased production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, delay rentals, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense for the quarter ended June 30, 2024 and the corresponding prior period of 2023 was minimal.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended June 30, 2024 as compared to the same period in 2023 due to higher production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended June 30, 2024, general and administrative expenses increased as compared to the same period in 2023, primarily due to an increase in cash compensation driven by an increase in salaries as well as a separation payment related to the departure of a senior executive.

Interest expense. Interest expense in the second quarter of 2024 was consistent with the corresponding period in 2023 with minimal average outstanding borrowings under our Credit Facility during each period. Interest expense for both periods primarily consisted of commitment fees and amortization of debt issuance costs.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,876	1,639	237	14.5%
Natural gas (MMcf)[1]	32,820	31,121	1,699	5.5%
Equivalents (MBoe)	7,346	6,826	520	7.6%
Equivalents/day (MBoe)	40.4	37.7	2.7	7.2%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$77.35	$74.72	$2.63	3.5%
Natural gas ($/Mcf)[1]	2.39	3.18	(0.79)	(24.8)%
Equivalents ($/Boe)	$30.44	$32.45	$(2.01)	(6.2)%
Revenue:
Oil and condensate sales	$145,113	$122,460	$22,653	18.5%
Natural gas and natural gas liquids sales[1]	78,504	99,042	(20,538)	(20.7)%
Lease bonus and other income	8,337	6,502	1,835	28.2%
Revenue from contracts with customers	231,954	228,004	3,950	1.7%
Gain (loss) on commodity derivative instruments	(16,837)	63,574	(80,411)	(126.5)%
Total revenue	$215,117	$291,578	$(76,461)	(26.2)%
Operating expenses:
Lease operating expense	$5,011	$5,534	$(523)	(9.5)%
Production costs and ad valorem taxes	26,507	25,511	996	3.9%
Exploration expense	17	8	9	112.5%
Depreciation, depletion, and amortization	22,995	21,568	1,427	6.6%
General and administrative	27,485	24,502	2,983	12.2%
Other expense:
Interest expense	1,255	1,459	(204)	(14.0)%
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
Revenue
Total revenue for the six months ended June 30, 2024 decreased compared to the corresponding prior period. The decrease in total revenue is primarily due to a loss on our commodity derivative instruments compared to a gain in the corresponding prior period and a decrease in natural gas and NGL sales, which were partially offset by an increase in oil and condensate sales.

Oil and condensate sales. Oil and condensate sales during the six months ended June 30, 2024 increased compared to the corresponding prior period primarily due to higher production volumes and realized commodity prices. The increase in oil and condensate production was driven by mineral and royalty production in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 94% and 93% of total oil and condensate volumes for the six months ended June 30, 2024 and 2023, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the six months ended June 30, 2024 decreased compared to the corresponding prior period due to lower realized commodity prices partially offset by higher production volumes. The increase in production volumes was driven by an increase in royalty interest production volumes, primarily within the Haynesville/Bossier play, including 29 new wells coming online from the Aethon development program in the Shelby Trough subsequent to the second quarter of 2023. Mineral and royalty interest production accounted for 95% and 94% of our natural gas volumes for the six months ended June 30, 2024 and 2023, respectively.
Gain (loss) on commodity derivative instruments. During the six months ended June 30, 2024, we recognized a loss from our commodity derivative instruments compared to a gain for the same period in 2023. In the six months ended June 30, 2024, we recognized $25.6 million of realized gains and $42.5 million of unrealized losses from our oil and natural gas commodity contracts, compared to $41.5 million of realized gains and $22.1 million of unrealized gains in the same period in 2023. The unrealized losses on our commodity contracts during the six months ended June 30, 2024 and the unrealized gains in the corresponding period in 2023 were primarily driven by changes in the forward commodity price curves for oil and natural gas.

Lease bonus and other income. Lease bonus and other income for the six months ended June 30, 2024 was higher than the same period in 2023. Leasing activity in the Permian Basin and the Austin Chalk play trend and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas composed the majority of lease bonus and other income for the six months ended June 30, 2024, while a substantial portion of the activity in the corresponding prior period came from leasing activity in the Bakken/Three Forks and Haynesville/Bossier plays.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the six months ended June 30, 2024, production costs and ad valorem taxes increased as compared to the six months ended June 30, 2023, primarily due to an increase in production taxes from higher oil commodity prices and production volumes.
Exploration expense. Exploration expense was minimal for the six months ended June 30, 2024 and for the six months ended June 30, 2023.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization increased for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to increased production volumes.
General and administrative. For the six months ended June 30, 2024, general and administrative expenses increased as compared to the same period in 2023, primarily due to higher professional costs related to outside legal fees, consulting costs for internal projects, and cash compensation. The increase in cash compensation was driven by increases in salaries and costs recognized under our short-term cash incentive plan.
Interest expense. Interest expense was lower in the six months ended June 30, 2024 than in the prior period primarily due to lower average outstanding borrowings under our Credit Facility.

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
Cash Flows
The following table shows our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change

	(in thousands)
Cash flows provided by operating activities	$204,845	$270,425	$(65,580)
Cash flows provided by (used in) investing activities	(51,681)	(2,633)	(49,048)
Cash flows provided by (used in) financing activities	(196,777)	(225,433)	28,656
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the six months ended June 30, 2024 as compared to the same period of 2023. The decrease was primarily due to reduced natural gas and NGL sales due to lower realized commodity prices partially offset by higher oil sales. The overall decrease was also due to a reduction in cash received on the settlement of commodity derivatives in the six months ended June 30, 2024 compared to the same period of 2023.
Investing Activities. Net cash used in investing activities in the six months ended June 30, 2024 increased as compared to the same period of 2023. The increase was primarily due to acquisitions of oil and natural gas properties in the six months ended June 30, 2024 as compared to no acquisition activity in the corresponding prior period.
Financing Activities. Cash flows used in financing activities decreased for the six months ended June 30, 2024 as compared to the same period of 2023. The decrease was primarily due to lower distributions paid to unitholders and no net repayments on our Credit Facility for the six months ended June 30, 2024 compared to net repayments for the six months ended June 30, 2023.

Development Capital Expenditures
Our 2024 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million, net of farmout reimbursements, of which $0.4 million has been invested in the six months ended June 30, 2024. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest. Through June 30, 2024, we have also spent $1.8 million acquiring leases in areas around our drilling programs.
Acquisitions
During the six months ended June 30, 2024, we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $50.5 million, including capitalized direct transaction costs. The consideration paid consisted of $49.5 million in cash that was funded from operating activities and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
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
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of June 30, 2024, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of June 30, 2024, there have been no material changes to our contractual obligations previously disclosed in our 2023 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of June 30, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2023 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended June 30, 2024. Applying this discount results in an approximate 2.5% reduction of proved reserve volumes as compared to the undiscounted June 30, 2024 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2024, we had seven counterparties, all of which were rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the six months ended June 30, 2024, we had $0.2 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 7.96%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in a de minimis increase in interest expense, and a corresponding decrease in our results of operations, for the six months ended June 30, 2024, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2024, we closed on purchases of certain mineral and royalty interests using an aggregate of 63,776 common units valued at $1.0 million to fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units for each month during the three months ended June 30, 2024:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
June 1 - June 30, 2024	4,402	15.51	—	150,000,000
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
Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1^	Separation Agreement and General Release of Claims, dated as of June 14, 2024, by and among Evan Kiefer, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on June 18, 2024 (SEC File No. 001- 37362)).

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.
^ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: August 6, 2024	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Taylor DeWalch
Taylor DeWalch
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)