Form 10-Q
period 2024-09-30
Black Stone Minerals, L.P.
filed 2024-11-05
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2024, there were 210,694,933 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,963	$70,282
Accounts receivable	68,119	82,253
Commodity derivative assets	18,147	38,273
Prepaid expenses and other current assets	2,026	2,319
TOTAL CURRENT ASSETS	109,255	193,127
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $943,916 and $890,338 at September 30, 2024 and December 31, 2023, respectively	3,057,879	3,026,394
Accumulated depreciation, depletion, amortization, and impairment	(1,962,614)	(1,961,899)
Oil and natural gas properties, net	1,095,265	1,064,495
Other property and equipment, net of accumulated depreciation of $14,453 and $14,163 at September 30, 2024 and December 31, 2023, respectively	1,031	1,007
NET PROPERTY AND EQUIPMENT	1,096,296	1,065,502
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	7,266	8,255
TOTAL ASSETS	$1,212,817	$1,266,884
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,742	$6,270
Accrued liabilities	13,913	17,003
Commodity derivative liabilities	—	1,229
Other current liabilities	1,803	1,334
TOTAL CURRENT LIABILITIES	19,458	25,836
LONG–TERM LIABILITIES
Accrued incentive compensation	1,082	1,699
Commodity derivative liabilities	3,008	81
Asset retirement obligations	18,751	19,030
Other long-term liabilities	2,217	2,893
TOTAL LIABILITIES	44,516	49,539
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2024 and December 31, 2023	300,478	299,137
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 210,688 and 209,991 units outstanding at September 30, 2024 and December 31, 2023, respectively	867,823	918,208
TOTAL EQUITY	867,823	918,208
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,212,817	$1,266,884
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Oil and condensate sales	$63,999	$85,724	$209,112	$208,184
Natural gas and natural gas liquids sales	37,039	48,815	115,543	147,857
Lease bonus and other income	2,143	2,180	10,480	8,682
Revenue from contracts with customers	103,181	136,719	335,135	364,723
Gain (loss) on commodity derivative instruments	31,675	(26,922)	14,838	36,652
TOTAL REVENUE	134,856	109,797	349,973	401,375
OPERATING (INCOME) EXPENSE
Lease operating expense	2,422	2,615	7,433	8,149
Production costs and ad valorem taxes	12,369	16,441	38,876	41,952
Exploration expense	2,562	1,711	2,579	1,719
Depreciation, depletion, and amortization	11,258	12,367	34,253	33,935
General and administrative	12,801	14,448	40,286	38,950
Accretion of asset retirement obligations	324	254	962	749
(Gain) loss on sale of assets, net	—	(73)	—	(73)
TOTAL OPERATING EXPENSE	41,736	47,763	124,389	125,381
INCOME (LOSS) FROM OPERATIONS	93,120	62,034	225,584	275,994
OTHER INCOME (EXPENSE)
Interest and investment income	344	511	1,476	1,041
Interest expense	(724)	(621)	(1,979)	(2,080)
Other income (expense)	(9)	143	(101)	(53)
TOTAL OTHER INCOME (EXPENSE)	(389)	33	(604)	(1,092)
NET INCOME (LOSS)	92,731	62,067	224,980	274,902
Distributions on Series B cumulative convertible preferred units	(7,366)	(5,250)	(22,099)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$85,365	$56,817	$202,881	$259,152
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	85,365	56,817	202,881	259,152
	$85,365	$56,817	$202,881	$259,152
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.41	$0.27	$0.96	$1.23
Per common unit (diluted)	$0.41	$0.27	$0.96	$1.22
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	210,687	209,982	210,680	209,963
Weighted average common units outstanding (diluted)	210,687	209,982	210,680	224,932
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2023	209,991	$918,208
Repurchases of common units	(287)	(4,381)
Restricted units granted, net of forfeitures	952	—
Equity–based compensation	—	5,431
Distributions	—	(99,899)
Charges to partners' equity for accrued distribution equivalent rights	—	(595)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income (loss)	—	63,927
BALANCE AT MARCH 31, 2024	210,656	$875,324
Repurchases of common units	(4)	(68)
Issuance of common units for property acquisitions	64	1,039
Restricted units granted, net of forfeitures	(34)	—
Equity–based compensation	—	1,935
Distributions	—	(79,014)
Charges to partners' equity for accrued distribution equivalent rights	—	(185)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income (loss)	—	68,322
BALANCE AT JUNE 30, 2024	210,682	$859,987
Restricted units granted, net of forfeitures	6	—
Equity–based compensation	—	1,726
Distributions	—	(79,008)
Charges to partners' equity for accrued distribution equivalent rights	—	(247)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income (loss)	—	92,731
BALANCE AT SEPTEMBER 30, 2024	210,688	$867,823
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$224,980	$274,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	34,253	33,935
Accretion of asset retirement obligations	962	749
Amortization of deferred charges	807	775
(Gain) loss on commodity derivative instruments	(14,838)	(36,652)
Net cash (paid) received on settlement of commodity derivative instruments	36,480	65,658
Equity-based compensation	6,765	8,412
(Gain) loss on sale of assets, net	—	(73)
Changes in operating assets and liabilities:
Accounts receivable	14,206	48,146
Prepaid expenses and other current assets	293	(74)
Accounts payable, accrued liabilities, and other	(5,161)	(8,435)
Settlement of asset retirement obligations	(660)	(208)
NET CASH PROVIDED BY OPERATING ACTIVITIES	298,087	387,135
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(64,180)	(932)
Additions to oil and natural gas properties	(688)	(3,720)
Additions to oil and natural gas properties leasehold costs	(1,840)	(9)
Purchases of other property and equipment	(314)	(358)
Proceeds from the sale of oil and natural gas properties	2,795	73
NET CASH USED IN INVESTING ACTIVITIES	(64,227)	(4,946)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(257,921)	(299,078)
Distributions to Series B cumulative convertible preferred unitholders	(20,759)	(15,750)
Repurchases of common units	(4,449)	(5,496)
Borrowings under credit facility	33,000	64,000
Repayments under credit facility	(33,000)	(74,000)
Debt issuance costs and other	(50)	(142)
NET CASH USED IN FINANCING ACTIVITIES	(283,179)	(330,466)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(49,319)	51,723
CASH AND CASH EQUIVALENTS – beginning of the period	70,282	4,307
CASH AND CASH EQUIVALENTS – end of the period	$20,963	$56,030
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,180	$1,330
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2023 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2024.
Accounts Receivable

The following table presents information about the Partnership's accounts receivable:

	September 30, 2024	December 31, 2023

	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$62,381	$77,560
Other	5,738	4,693
Total accounts receivable	$68,119	$82,253
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
During the nine months ended September 30, 2024, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $65.2 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $64.2 million in cash that was funded from operating activities and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
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
Asset Exchange
In the third quarter of 2024, the Partnership closed on a transaction with a third-party operator whereby the Partnership received an oil and natural gas lease on approximately 8,000 net leasehold acres in East Texas in exchange for the assignment of approximately 51,000 undeveloped net mineral and royalty acres in Mississippi. The acreage surrendered in Mississippi constituted a partial disposition of unproved property and no gain or loss was recognized on the transaction.
Shelby Trough Development Agreements
In 2020 and 2021, BSM entered into Joint Exploration Agreements ("JEAs") with Aethon Energy ("Aethon") to develop certain portions of the Partnership's undeveloped acreage in San Augustine County and Angelina County in East Texas. The agreements provide for minimum annual well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract areas. If Aethon drills more than the minimum commitment wells in a given program year, Aethon may reduce its minimum well commitment in future program years by the number of excess wells, which we refer to as "banked" wells. Aethon's ability to apply banked wells to reduce its drilling commitments is capped at three or four wells each year, depending on the JEA. The Partnership's development agreement and related drilling commitments covering its San Augustine County acreage are independent of the development agreement and associated commitments covering Angelina County.
Under the JEAs, Aethon may elect to temporarily suspend its drilling obligations for up to nine consecutive months and a maximum of 18 total months in any 48-month period when natural gas prices fall below certain thresholds. In December 2023, the Partnership received notice that Aethon was exercising the time-out provisions under the JEAs in San Augustine and Angelina counties.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2024, the Partnership entered into letter agreements with Aethon to amend the JEAs in San Augustine and Angelina counties. In those agreements, the parties agreed to revise the current program year drill schedules under each JEA, to extend the respective program years by nine months, and to withdraw the invocation of the time-out provisions. Aethon also released its rights under 25,000 acres from the parties' area of mutual interest defined in the original JEAs. Upon the satisfaction of the current program year performance deadlines as described in the letter agreements, Aethon will have an inventory of ten banked wells in Angelina and one banked well in San Augustine.
San Augustine County JEA
The original San Augustine JEA called for a minimum of five wells to be drilled in the initial program year, which began in September 2021, 10 wells to be drilled in the second and third program years, and, thereafter, a minimum of 12 wells per year beginning with the fourth program year. As amended, the San Augustine JEA now provides for a minimum of nine wells to be drilled in the current (third) program year ending in May 2025, with a minimum of 12 wells to be drilled in the fourth program year scheduled to commence in June 2025 and each program year thereafter. As of September 30, 2024, Aethon had drilled three wells in the third program year under the San Augustine JEA.
Angelina County JEA
The original Angelina JEA called for a minimum of four wells to be drilled in the initial program year, which began in October 2020, 10 wells to be drilled in the second program year, and, thereafter, a minimum of 15 wells per year beginning with the third program year. As amended, the Angelina JEA now provides for a minimum 15 wells to be drilled in the current (fourth) program year ending in June 2025 and, each program year thereafter. As of September 30, 2024, Aethon had drilled four wells in the fourth program year under the Angelina JEA, two of which have been temporarily abandoned and scheduled for plugging as a result of mechanical issues.
Farmout Agreements
The Partnership has entered into farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lowering its capital spending other than for mineral and royalty interest acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests. BSM's current farmout arrangements cover the Partnership's share of working interests under active development by Aethon in San Augustine County and Angelina County in East Texas.
San Augustine County Farmout
In May 2021, the Partnership entered into a farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements continue for a 10-year period, unless earlier terminated in accordance with the terms of the agreements. The JWM Farmout terminated in September 2024, and the Partnership expects to enter into a new farmout arrangement with respect to the interests covered by the JWM Farmout in the fourth quarter of 2024. The Partnership’s farmout counterparties were obligated to fund the development of wells drilled by Aethon in the initial program year, and thereafter, have certain rights and options to continue funding the Partnership's working interest for the duration of each farmout agreement. The farmout counterparties each earn a percentage of the Partnership's working interest in wells drilled and operated by Aethon within the contract area subject to the agreements. The Partnership will receive an overriding royalty interest ("ORRI") before payout and an increased ORRI after payout on all wells drilled under the farmout agreements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the working interests each farmout partner will earn within the contract area under the San Augustine farmout agreements:
Brent Miller Area

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8ths basis
Canaan	64.0%	32.0%
Azul	20.0%	10.0%
Former JWM Interest	16.0%	8.0%
Total	100.0%	50.0%
Other Areas

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8ths basis
Canaan	40.0%	10.0%
Azul	50.0%	12.5%
Former JWM Interest	10.0%	2.5%
Total	100.0%	25.0%
Angelina County Farmout
In November 2020, the Partnership entered into a farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal will earn 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement. Pivotal is obligated to fund the development of all wells drilled by Aethon in the initial program year and thereafter, Pivotal has certain rights and options to continue funding the Partnership's working interests for the duration of the Pivotal Farmout. Once Pivotal achieves a specified payout for a designated well group, the Partnership will obtain a majority of the original working interest in such well group.
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
The Partnership did not recognize any impairment of oil and natural gas properties for the nine months ended September 30, 2024 and 2023. See "Note 5 - Fair Value Measurements" for additional information.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023. See "Note 5 - Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2024, the Partnership had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under the Credit Facility.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$19,178	$(1,031)	$18,147
Long-term asset	Deferred charges and other long-term assets	3,458	(2,904)	554
Total assets		$22,636	$(3,935)	$18,701
Liabilities:
Current liability	Commodity derivative liabilities	$1,031	$(1,031)	$—
Long-term liability	Commodity derivative liabilities	5,912	(2,904)	3,008
Total liabilities		$6,943	$(3,935)	$3,008

		December 31, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,485	$(3,212)	$38,273
Long-term asset	Deferred charges and other long-term assets	498	(126)	372
Total assets		$41,983	$(3,338)	$38,645
Liabilities:
Current liability	Commodity derivative liabilities	$4,441	$(3,212)	$1,229
Long-term liability	Commodity derivative liabilities	207	(126)	81
Total liabilities		$4,648	$(3,338)	$1,310

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023
	(in thousands)
Beginning fair value of commodity derivative instruments	$(5,118)	$51,046	$37,335	$28,941
Gain (loss) on oil derivative instruments	25,444	(36,013)	988	(21,232)
Gain (loss) on natural gas derivative instruments	6,231	9,091	13,850	57,884
Net cash paid (received) on settlements of oil derivative instruments	3,852	(2,659)	9,257	(4,431)
Net cash paid (received) on settlements of natural gas derivative instruments	(14,716)	(21,530)	(45,737)	(61,227)
Net change in fair value of commodity derivative instruments	20,811	(51,111)	(21,642)	(29,006)
Ending fair value of commodity derivative instruments	$15,693	$(65)	$15,693	$(65)
The Partnership had the following open derivative contracts for oil as of September 30, 2024:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2024
Third Quarter	190,000	$71.45	$67.00	$81.00
Fourth Quarter	570,000	71.45	67.00	81.00
2025
First Quarter	555,000	$71.22	$70.02	$73.15
Second Quarter	555,000	71.22	70.02	73.15
Third Quarter	555,000	71.22	70.02	73.15
Fourth Quarter	555,000	71.22	70.02	73.15
2026
First Quarter	120,000	$65.85	$65.52	$66.23
Second Quarter	120,000	65.85	65.52	66.23
Third Quarter	120,000	65.85	65.52	66.23
Fourth Quarter	120,000	65.85	65.52	66.23

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2024:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2024
Fourth Quarter	10,580,000	$3.55	$3.00	$3.76
2025
First Quarter	10,800,000	$3.36	$3.02	$3.65
Second Quarter	10,920,000	3.36	3.02	3.65
Third Quarter	11,040,000	3.45	3.34	3.65
Fourth Quarter	11,040,000	3.45	3.34	3.65
2026
First Quarter	7,200,000	$3.52	$3.50	$3.57
Second Quarter	7,280,000	3.52	3.50	3.57
Third Quarter	7,360,000	3.52	3.50	3.57
Fourth Quarter	7,360,000	3.52	3.50	3.57
The Partnership entered into the following derivative contracts for oil subsequent to September 30, 2024:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2026
First Quarter	60,000	$67.18	$67.00	$67.35
Second Quarter	60,000	67.18	67.00	67.35
Third Quarter	60,000	67.18	67.00	67.35
Fourth Quarter	60,000	67.18	67.00	67.35
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the nine months ended September 30, 2024 and 2023.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2024 and December 31, 2023 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2024
Financial Assets
Commodity derivative instruments	$—	$22,636	$—	$(3,935)	$18,701
Financial Liabilities
Commodity derivative instruments	$—	$6,943	$—	$(3,935)	$3,008
As of December 31, 2023
Financial Assets
Commodity derivative instruments	$—	$41,983	$—	$(3,338)	$38,645
Financial Liabilities
Commodity derivative instruments	$—	$4,648	$—	$(3,338)	$1,310
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for assessment of impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the nine months ended September 30, 2024 or the year ended December 31, 2023. See "Note 3 - Oil and Natural Gas Properties".
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs as of September 30, 2024 or December 31, 2023. There were no assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2024 or the year ended December 31, 2023.
NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2027. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million. The subsequent redeterminations increased the borrowing base to $580.0 million in October 2023 and reaffirmed the borrowing base in April 2024 and November 2024. After each redetermination we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for April 2025.
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 0.10%, which is referred to as Adjusted Term SOFR. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of December 31, 2023 and September 30, 2024, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 8.04% during the nine months ended September 30, 2024 and 7.36% for the twelve months ended December 31, 2023. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of September 30, 2024, the Partnership was in compliance with all financial covenants in the Credit Facility.
There was no aggregate principal balance outstanding at September 30, 2024 and December 31, 2023. The unused portion of the available borrowings under the Credit Facility was $375.0 million at September 30, 2024 and December 31, 2023.

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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2024 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cash—short and long-term incentive plans	$1,498	$1,303	$3,883	$3,236
Equity-based compensation—restricted common units	1,006	976	2,967	2,872
Equity-based compensation—restricted performance units	621	2,282	2,050	3,968
Board of Directors incentive plan	550	519	1,748	1,572
Total incentive compensation expense	$3,675	$5,080	$10,648	$11,648
For the nine months ended September 30, 2024, the Partnership repurchased 291,163 common units at a weighted average price of $15.28 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of September 30, 2024 and a carrying value of $299.1 million, including accrued distributions of $6.0 million, as of December 31, 2023. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$92,731	$62,067	$224,980	$274,902
Distributions on Series B cumulative convertible preferred units	(7,366)	(5,250)	(22,099)	(15,750)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$85,365	$56,817	$202,881	$259,152
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—	$—
Common units	85,365	56,817	202,881	259,152
	$85,365	$56,817	$202,881	$259,152
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$85,365	$56,817	$202,881	$259,152
Effect of dilutive securities	—	—	—	15,750
Numerator for diluted EPU - Net income (loss) attributable to common unitholders after the effect of dilutive securities	$85,365	$56,817	$202,881	$274,902
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	210,687	209,982	210,680	209,963
Effect of dilutive securities	—	—	—	14,969
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	210,687	209,982	210,680	224,932
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.41	$0.27	$0.96	$1.23
Per common unit (diluted)	$0.41	$0.27	$0.96	$1.22

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions declared and paid per common unit	$0.3750	$0.4750	$1.2250	$1.4250

Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the nine months ended September 30, 2024. The program is funded from the Partnership’s cash on hand or through borrowings under the credit facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On October 16, 2024, the Board approved a distribution for the three months ended September 30, 2024 of $0.375 per common unit. Distributions will be payable on November 15, 2024 to unitholders of record at the close of business on November 8, 2024.
Acquisitions
Subsequent to September 30, 2024, the Partnership acquired mineral and royalty interests from various sellers for cash consideration of $12.6 million. These acquisitions were funded with cash from operating activities.

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
As of September 30, 2024, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 68,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Shelby Trough Development Update
In September 2024, we entered into letter agreements with Aethon Energy ("Aethon") to amend the Joint Exploration Agreements ("JEAs") in San Augustine and Angelina counties. In those agreements, the parties agreed to revise the current program year drill schedules under each JEA, to extend the respective program years by nine months, and to withdraw the invocation of the time-out provisions. Aethon also released its rights under 25,000 acres from the parties' area of mutual interest defined in the original JEAs. Upon the satisfaction of the current program year performance deadlines as described in the letter agreements, Aethon will have an inventory of ten banked wells in Angelina and one banked well in San Augustine.
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
While oil inventories continued to decline in the third quarter of 2024, oil prices decreased during the period because of offsetting concerns that the market would continue to be oversupplied in 2025 without additional growth in demand. OPEC+ members' decision to delay production increases until December 2024 is expected to lead to further reductions in global inventories and is reflective of the lingering impact of rising global inventories experienced in 2023. Heightened geopolitical risk related to continued conflict in the Middle East has increased the possibility for future supply disruptions and price volatility. Natural gas prices decreased sharply in the fourth quarter of 2023 and the first quarter of 2024 as a result of a large surplus of storage inventory. Less natural gas-directed drilling and production curtailments led to increased natural gas prices in the second quarter of 2024 which continued to recover in the third quarter of 2024 due to hot summer temperatures and the related increase in U.S. electricity demand across all sectors. An increase in LNG exports with the addition of capacity further added to natural gas price increases in the third quarter of 2024. Given the dynamic nature of these events, along with the volatile geopolitical conflicts in Ukraine and the Middle East, we cannot reasonably estimate how long these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2024			2023
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$68.75	$82.83	$83.96	$90.77	$70.66	$75.68
Henry Hub spot natural gas ($/MMBtu)	2.65	2.42	1.54	2.68	2.48	2.10
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2024			2023
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	484	479	506	502	545	592
Natural gas	99	97	112	116	124	160
Other	4	5	3	5	5	3
Total	587	581	621	623	674	755
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The U.S. Energy Information Administration ("EIA") estimates that natural gas inventories concluded the injection season in October 2024 at 3.9 Tcf, which is 4% higher than the five-year average.

The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2024			2023
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	846	660	363	847	643	335
Midwest	1,013	779	510	991	705	421
Mountain	283	239	162	239	173	80
Pacific	293	282	227	278	216	73
South Central	1,113	1,174	996	1,090	1,141	921
Total	3,548	3,134	2,258	3,445	2,878	1,830
1 Source: EIA

Natural Gas Exports

Net natural gas exports averaged 11.5 Bcf per day during the third quarter of 2024, a 3% decrease from the 2023 average. The EIA forecasts average exports of 13.2 Bcf per day for the remainder of 2024 and 13.8 Bcf per day for 2025. The EIA forecast reflects assumptions that U.S. LNG exports will increase as LNG export projects come on line in late 2024 and mid-2025.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2024 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2024, we had hedged 75% and 71% of our available oil and condensate hedge volumes for 2024 and 2025, respectively. As of September 30, 2024, we had also hedged 77% and 79% of our available natural gas hedge volumes for 2024 and 2025, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$92,731	$62,067	$224,980	$274,902
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	11,258	12,367	34,253	33,935
Interest expense	724	621	1,979	2,080
Income tax expense (benefit)	39	(109)	225	177
Accretion of asset retirement obligations	324	254	962	749
Equity–based compensation	2,177	3,777	6,765	8,412
Unrealized (gain) loss on commodity derivative instruments	(20,811)	51,111	21,642	29,006
(Gain) loss on sale of assets, net	—	(73)	—	(73)
Adjusted EBITDA	86,442	130,015	290,806	349,188
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(1)	(3)	(8)
Cash interest expense	(453)	(359)	(1,172)	(1,305)
Preferred unit distributions	(7,366)	(5,250)	(22,099)	(15,750)
Distributable cash flow	$78,622	$124,405	$267,532	$332,125

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	875	1,092	(217)	(19.9)%
Natural gas (MMcf)[1]	15,369	16,980	(1,611)	(9.5)%
Equivalents (MBoe)	3,437	3,922	(485)	(12.4)%
Equivalents/day (MBoe)	37.4	42.6	(5.2)	(12.2)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$73.15	$78.50	$(5.35)	(6.8)%
Natural gas ($/Mcf)[1]	2.41	2.87	(0.46)	(16.0)%
Equivalents ($/Boe)	$29.40	$34.30	$(4.90)	(14.3)%
Revenue:
Oil and condensate sales	$63,999	$85,724	$(21,725)	(25.3)%
Natural gas and natural gas liquids sales[1]	37,039	48,815	(11,776)	(24.1)%
Lease bonus and other income	2,143	2,180	(37)	(1.7)%
Revenue from contracts with customers	103,181	136,719	(33,538)	(24.5)%
Gain (loss) on commodity derivative instruments	31,675	(26,922)	58,597	217.7%
Total revenue	$134,856	$109,797	$25,059	22.8%
Operating expenses:
Lease operating expense	$2,422	$2,615	$(193)	(7.4)%
Production costs and ad valorem taxes	12,369	16,441	(4,072)	(24.8)%
Exploration expense	2,562	1,711	851	49.7%
Depreciation, depletion, and amortization	11,258	12,367	(1,109)	(9.0)%
General and administrative	12,801	14,448	(1,647)	(11.4)%
Other expense:
Interest expense	724	621	103	16.6%
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
Revenue
Total revenue for the quarter ended September 30, 2024 increased compared to the quarter ended September 30, 2023. The increase in total revenue in the third quarter of 2024 is primarily due to a gain on our commodity derivative instruments compared to a loss in the corresponding prior period, which were partially offset by a decrease in natural gas, NGL, oil, and condensate sales.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to lower production volumes and realized commodity prices. The decrease in oil and condensate production was driven by reduced mineral and royalty production in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 95% and 96% of total oil and condensate volumes for quarters ended September 30, 2024 and 2023, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended September 30, 2024 as compared to the corresponding prior period. The decrease was due to lower realized commodity prices between the comparative periods and a reduction in production volumes. The decrease in natural gas and NGL production was driven by lower mineral and royalty production in the Haynesville/Bossier play trend. Mineral and royalty interest production accounted for 94% and 94% of our natural gas volumes for the quarters ended September 30, 2024 and 2023, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the third quarter of 2024, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2023. For the three months ended September 30, 2024, we recognized $10.9 million of realized gains and $20.8 million of unrealized gains from our oil and natural gas commodity contracts, compared to $24.2 million of realized gains and $51.1 million of unrealized losses in the same period in 2023. The unrealized gains on our commodity contracts during the third quarters of 2024 and the unrealized losses in the corresponding period in 2023 were primarily driven by changes in the forward commodity price curves for oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2024 was lower than the same period in 2023. Leasing activity in the Bakken/Three Forks made up the majority of lease bonus and other income for the third quarter of 2024, while the majority of the third quarter 2023 activity came from leasing activity in the Bakken/Three Forks and Haynesville/Bossier plays.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended September 30, 2024 as compared to the same period in 2023, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2024, production costs and ad valorem taxes decreased as compared to the quarter ended September 30, 2023, primarily due to lower production taxes stemming from lower commodity prices and decreased production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where the Partnership is the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. For the quarter ended September 30, 2024, exploration expenses increased compared to the same period in 2023, primarily due to an increase in seismic purchases and delay rentals.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended September 30, 2024 as compared to the same period in 2023 due to lower production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2024, general and administrative expenses decreased as compared to the same period in 2023, primarily due to a decrease in consulting costs and equity-based compensation, partially offset by an increase in salaries. The decrease in equity-based compensation was due to lower costs recognized for performance-based incentive awards resulting from downward movements in our common unit price during the quarter ended September 30, 2024 compared to upward movements in the corresponding prior period.

Interest expense. Interest expense in the third quarter of 2024 increased as compared to the corresponding period in 2023, with minimal average outstanding borrowings under our Credit Facility during each period. Interest expense for both periods primarily consisted of commitment fees and amortization of debt issuance costs.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,751	2,731	20	0.7%
Natural gas (MMcf)[1]	48,190	48,101	89	0.2%
Equivalents (MBoe)	10,783	10,748	35	0.3%
Equivalents/day (MBoe)	39.4	39.4	—	—%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$76.01	$76.23	$(0.22)	(0.3)%
Natural gas ($/Mcf)[1]	2.40	3.07	(0.67)	(21.8)%
Equivalents ($/Boe)	$30.11	$33.13	$(3.02)	(9.1)%
Revenue:
Oil and condensate sales	$209,112	$208,184	$928	0.4%
Natural gas and natural gas liquids sales[1]	115,543	147,857	(32,314)	(21.9)%
Lease bonus and other income	10,480	8,682	1,798	20.7%
Revenue from contracts with customers	335,135	364,723	(29,588)	(8.1)%
Gain (loss) on commodity derivative instruments	14,838	36,652	(21,814)	(59.5)%
Total revenue	$349,973	$401,375	$(51,402)	(12.8)%
Operating expenses:
Lease operating expense	$7,433	$8,149	$(716)	(8.8)%
Production costs and ad valorem taxes	38,876	41,952	(3,076)	(7.3)%
Exploration expense	2,579	1,719	860	50.0%
Depreciation, depletion, and amortization	34,253	33,935	318	0.9%
General and administrative	40,286	38,950	1,336	3.4%
Other expense:
Interest expense	1,979	2,080	(101)	(4.9)%
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
Revenue
Total revenue for the nine months ended September 30, 2024 decreased compared to the corresponding prior period. The decrease in total revenue is primarily due to a reduced gain on our commodity derivative instruments compared to the gain in the corresponding prior period and a decrease in natural gas and NGL sales, which were partially offset by an increase in oil and condensate sales.

Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2024 slightly increased compared to the corresponding prior period primarily due to higher production volumes. Our mineral and royalty interest oil and condensate volumes accounted for 95% and 94% of total oil and condensate volumes for the nine months ended September 30, 2024 and 2023, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2024 decreased compared to the corresponding prior period due to lower realized commodity prices. Mineral and royalty interest production accounted for 94% and 94% of our natural gas volumes for the nine months ended September 30, 2024 and 2023, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2024, we recognized a reduced gain from our commodity derivative instruments as compared to the gain recognized for the same period in 2023. In the nine months ended September 30, 2024, we recognized $36.4 million of realized gains and $21.6 million of unrealized losses from our oil and natural gas commodity contracts, compared to $65.7 million of realized gains and $29.0 million of unrealized losses in the same period in 2023. The unrealized losses on our commodity contracts during the nine months ended September 30, 2024 and the corresponding period in 2023 were primarily driven by changes in the forward commodity price curves for oil and natural gas.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2024 was higher than the same period in 2023. Leasing activity in the Permian Basin, Bakken/Three Forks, and the Austin Chalk plays and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas composed the majority of lease bonus and other income for the nine months ended September 30, 2024, while a substantial portion of the activity in the corresponding prior period came from leasing activity in the Bakken/Three Forks and Haynesville/Bossier plays.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the nine months ended September 30, 2024, production costs and ad valorem taxes decreased as compared to the nine months ended September 30, 2023, primarily due to a decrease in production taxes from lower oil and natural gas commodity prices.
Exploration expense. For the nine months ended September 30, 2024 exploration expenses increased compared to the same period in 2023, primarily due to an increase in seismic purchases and delay rentals.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization slightly increased for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to increased production volumes.
General and administrative. For the nine months ended September 30, 2024, general and administrative expenses increased as compared to the same period in 2023, primarily due to higher professional costs related to outside legal fees, consulting costs for internal projects, and cash compensation, partially offset by a decrease in equity-based compensation. The increase in cash compensation was driven by increases in salaries and costs recognized under our short-term cash incentive plan. The decrease in equity-based compensation was due to lower costs recognized for performance-based incentive awards resulting from downward movements in our common unit price during the nine months ended September 30, 2024 compared to upward movements in the corresponding prior period.
Interest expense. Interest expense was lower in the nine months ended September 30, 2024 than in the prior period primarily due to lower average outstanding borrowings under our Credit Facility.

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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change

	(in thousands)
Cash flows provided by operating activities	$298,087	$387,135	$(89,048)
Cash flows provided by (used in) investing activities	(64,227)	(4,946)	(59,281)
Cash flows provided by (used in) financing activities	(283,179)	(330,466)	47,287
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the nine months ended September 30, 2024 as compared to the same period of 2023. The decrease was primarily due to lower natural gas and NGL sales stemming from lower realized commodity prices and a reduction in cash received on the settlement of commodity derivatives in the nine months ended September 30, 2024 compared to the same period of 2023.
Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2024 increased as compared to the same period of 2023. The increase was primarily due to acquisitions of oil and natural gas properties in the nine months ended September 30, 2024 as compared to minimal acquisition activity in the corresponding prior period.
Financing Activities. Cash flows used in financing activities decreased for the nine months ended September 30, 2024 as compared to the same period of 2023. The decrease was primarily due to lower distributions paid to unitholders and no net repayments on our Credit Facility for the nine months ended September 30, 2024 compared to net repayments for the nine months ended September 30, 2023.

Development Capital Expenditures
Our 2024 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million, net of farmout reimbursements, of which $0.7 million has been invested in the nine months ended September 30, 2024. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest. Through September 30, 2024, we have also spent $1.8 million acquiring leases in areas around our drilling programs.
Acquisitions
During the nine months ended September 30, 2024, we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $65.2 million, including capitalized direct transaction costs. The consideration paid consisted of $64.2 million in cash that was funded from operating activities and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
See "Note 3 – Oil and Natural Gas Properties" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Asset Exchange
In the third quarter of 2024, we closed on a transaction with a third-party operator whereby we received an oil and natural gas lease on approximately 8,000 net leasehold acres in East Texas in exchange for the assignment of approximately 51,000 undeveloped net mineral and royalty acres in Mississippi.
Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2027. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. The April 2023 borrowing base redetermination reaffirmed the borrowing base at $550.0 million. The subsequent redeterminations increased the borrowing base to $580.0 million in October 2023 and reaffirmed the borrowing base in April 2024 and November 2024. After each redetermination we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for April 2025.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of September 30, 2024, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of September 30, 2024, there have been no material changes to our contractual obligations previously disclosed in our 2023 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of September 30, 2024, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2023 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended September 30, 2024. Applying this discount results in an approximate 2.5% reduction of proved reserve volumes as compared to the undiscounted September 30, 2024 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2024, we had seven counterparties, all of which were rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the nine months ended September 30, 2024, we had $1.8 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 8.04%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in a de minimis increase in interest expense, and a corresponding decrease in our results of operations, for the nine months ended September 30, 2024, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 5, 2024	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Taylor DeWalch
Taylor DeWalch
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)