Form 10-K
period 2024-12-31
Black Stone Minerals, L.P.
filed 2025-02-25
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $2,689,761,110 on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $15.67 per unit as reported by the New York Stock Exchange on such date. As of February 21, 2025, 211,137,816 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
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

SUMMARY OF RISK FACTORS
The following is a brief summary of the principal factors that make an investment in Black Stone Minerals, L.P. speculative or risky. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read Part I, Item 1A. “Risk Factors.”

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
We own mineral interests in approximately 16.8 million gross acres, with an average 43.3% ownership interest in that acreage. We also own nonparticipating royalty interests in 1.8 million gross acres and overriding royalty interests in 1.6 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in approximately 71,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Springs in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

Our Assets
As of December 31, 2024, our total estimated proved oil and natural gas reserves were 57,380 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of our total reserves as of December 31, 2024, approximately 95% were proved developed reserves and approximately 5% were proved undeveloped reserves. At December 31, 2024, our estimated proved reserves were 30% oil and 70% natural gas.
The locations of our oil and natural gas properties are presented on the following map. Additional information related to these properties is provided below under "Our Properties" by major geographical region and by material resource play, as denoted on the map below.

MONTANA THRUST BELT
Bakken / Three Forks
WILLISTON
BIGHORN
POWDER RIVER
MICHIGAN BASIN
ROCKY MOUNTAINS
GREATER GREEN RIVER
APPALACHIAN
EASTERN GREAT
DENVER / JULESBURG
ILLINOIS BASIN
FOREST CITY
UINTA-PICEANCE
NORTH PARK
MID-CONTINENT
WESTERN US
EASTERN US
PARADOX
SAN JOAQUIN
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
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2024, approximately 25% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests.
The majority of our producing mineral and royalty interest acreage is pooled with third-party acreage to form pooled units. Pooling proportionately reduces our royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which we have such reduced royalty interest.
Non-Operated Working Interests
We own non-operated working interests related to our mineral interests in various plays across our asset base. The majority of our working interest exposure is in the Haynesville/Bossier play in San Augustine County, Texas and Angelina County, Texas. We have farmout arrangements in place for a portion of our working interest position in that area and do not intend to step into the remaining working interest position. We also hold working interests acquired through working interest participation rights, which we often include in the terms of our leases. This participation right complements our core mineral and royalty interest business because it allows us to realize additional value from our minerals. Under the terms of the relevant leases, we are typically granted a unit-by-unit or a well-by-well option to participate on a non-operated working interest basis in drilling opportunities on our mineral acreage. This right to participate in a unit or well is exercisable at our sole discretion. We exercise this option when the results from prior drilling and production activities have substantially reduced the economic risk associated with development drilling and where we believe the probability of achieving attractive economic returns is high. We generally farmout or sell these participation rights to third parties and often retain some form of non-cost-bearing interest in those wells, such as an overriding royalty interest.
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 5% of our total production volumes during the year ended December 31, 2024. As of December 31, 2024, we owned non-operated working interests in 3,165 gross (182 net) wells.
Our 2025 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest.

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
Shelby Trough Development Agreements
We have Joint Exploration Agreements ("JEAs") with Aethon Energy ("Aethon") to develop certain portions of our undeveloped acreage in San Augustine County and Angelina County in East Texas. The agreements provide for minimum annual well commitments by Aethon in exchange for reduced royalty rates and exclusive access to BSM's mineral and leasehold acreage in the contract areas. The Partnership's development agreement and related drilling commitments covering its San Augustine County acreage are independent of the development agreement and associated commitments covering Angelina County.
If Aethon drills more than the minimum commitment wells in a given program year, Aethon may reduce its minimum well commitment in future program years by the number of excess wells, which we refer to as "banked" wells. Aethon's ability to apply banked wells to reduce its drilling commitments is capped at three or four wells each year, depending on the JEA. Upon the satisfaction of the current program year performance deadlines as described in the agreements, Aethon will have an inventory of one banked well in San Augustine and 10 banked wells in Angelina that will be available to satisfy its drilling commitments in future program years.
The San Augustine JEA provides for a minimum of nine wells to be drilled in the current (third) program year ending in May 2025, with a minimum of 12 wells to be drilled in the fourth program year scheduled to commence in June 2025 and each program year thereafter. As of December 31, 2024, Aethon had drilled seven wells in the third program year under the San Augustine JEA, with five more wells expected to be drilled by the end of the current program year in May 2025.
The Angelina JEA provides for a minimum 15 wells to be drilled in the current (fourth) program year ending in June 2025 and, each program year thereafter. As of December 31, 2024, Aethon had drilled seven wells in the fourth program year under the Angelina JEA, two of which have been temporarily abandoned and scheduled for plugging as a result of mechanical issues.
Farmout Agreements
We have entered into farmout arrangements designed to reduce our working interest capital expenditures and thereby significantly lower our capital spending other than for mineral and royalty interest acquisitions. Under these agreements, we conveyed our rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests. These farmout arrangements cover our share of working interests under active development by Aethon in San Augustine and Angelina County in East Texas. In September and December 2024, two of our farmout agreements were terminated in San Augustine County. Consistent with our policy to minimize participation in working interests, we do not intend to step into the working interests associated with the terminated agreements. Unless we agree otherwise with Aethon, we believe that Aethon, as operator and the party who has proposed the existing wells, has absorbed and will continue to absorb any non-consented interests.
See "Note 4 – Oil and Natural Gas Properties" to the consolidated financial statements included elsewhere in this Annual Report for additional information about the Aethon JEAs, including the prior time-out and related amendments, and our associated farmout agreements.

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

	Acreage as of December 31, 2024
	Mineral and Royalty Interests						Working Interests[1]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[2]	Gross Acres	Net %[3]	Gross Acres	Net %[3]	Gross Acres	Net Acres
Gulf Coast	7,916,930	51.7%	546,613	4.8%	202,674	2.9%	322,720	80,494
Southwestern U.S.	2,764,767	25.3%	989,309	3.9%	194,654	1.7%	18,122	12,121
Rocky Mountains	2,123,125	15.4%	243,295	3.4%	801,329	2.4%	90,195	15,209
Eastern U.S.	1,650,353	47.6%	1,727	4.0%	74,247	1.3%	13,468	1,375
Mid-Continent	1,308,248	34.6%	38,968	4.2%	270,380	3.6%	53,551	31,235
Western U.S.	1,025,644	89.1%	331	1.8%	28,029	3.3%	—	—
Total	16,789,067	43.3%	1,820,243	4.1%	1,571,313	2.5%	498,056	140,434

1 Excludes acreage for which we have incomplete seller records.
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2024[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2024	2023	2022	2024	2023	2022
Gulf Coast	14,784	1,405	22,801	23,600	21,019	1,306	1,614	2,108
Southwestern U.S.	29,030	624	6,378	6,417	5,703	67	67	69
Rocky Mountains	15,534	625	4,637	4,609	4,545	428	519	534
Eastern U.S.	1,692	8	712	748	835	5	6	3
Mid-Continent	9,040	502	1,816	1,824	1,972	151	170	84
Western U.S.	615	1	233	238	261	—	—	—
Total	70,695	3,165	36,577	37,436	34,335	1,957	2,376	2,798
1 We own both mineral and royalty interests and working interests in 1,777 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 76% of our aggregate production for the year ended December 31, 2024.
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

	Acreage as of December 31, 2024
	Mineral and Royalty Interests						Working Interests[1]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[2]	Gross Acres	Net %[3]	Gross Acres	Net %[3]	Gross Acres	Net Acres
Bakken/ Three Forks	397,729	17.0%	38,623	1.4%	12,168	1.3%	51,909	6,670
Haynesville/Bossier	422,340	60.2%	28,358	4.0%	27,594	5.3%	157,204	33,321
Permian-Midland	221,630	4.9%	128,395	2.3%	100,705	0.4%	160	4
Permian-Delaware	134,279	9.3%	39,103	2.6%	5,163	3.1%	2,482	1,071
Eagle Ford	67,421	14.4%	106,301	1.3%	48,220	2.2%	1,147	87
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2024[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2024	2023	2022	2024	2023	2022
Bakken/ Three Forks	4,377	326	3,282	3,507	3,458	306	361	377
Haynesville/Bossier	1,492	140	18,476	18,360	16,867	876	1,108	1,504
Permian-Midland	4,245	3	3,846	2,991	2,623	1	—	—
Permian-Delaware	1,172	5	1,507	2,419	1,902	18	19	24
Eagle Ford	1,092	27	936	1,084	1,122	7	8	8
1 We own both mineral and royalty interests and working interests in 441 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2024, 2023, and 2022 shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Mr. Connor B. Riseden. Mr. Riseden, a Licensed Professional Engineer in the State of Texas (License No. 100566), has been practicing consulting petroleum engineering at NSAI since 2006 and has over 4 years of prior industry experience. He graduated from Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and from Tulane University in 2005 with a Master of Business Administration Degree. As technical principal, Mr. Riseden meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report, dated as of January 7, 2025 and effective as of December 31, 2024, is attached as Exhibit 99.1 to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Stephanie Parish, our Manager, Reserves, was primarily responsible for overseeing the preparation of our reserve estimates for 2024. Ms. Parish is a petroleum engineer with approximately 26 years of reservoir-engineering experience. Garrett Gremillion, our former Vice President, Engineering, was primarily responsible for overseeing the preparation of our reserve estimates for 2023 and 2022. Mr. Gremillion is a petroleum engineer and had approximately 14 years of reservoir-engineering experience as of December 31, 2023.
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
•Discussion of material reserve variances among our internal reservoir engineers; and
•Review of preliminary reserve estimates by our senior management with our internal technical staff.
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All our estimated proved reserves as of December 31, 2024, 2023, and 2022 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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
Summary of Estimated Proved Reserves
Estimates of reserves are prepared using oil and natural gas prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month within the year the estimates are prepared. For estimates of oil reserves, the average WTI spot oil prices used were $76.32, $78.21, and $94.14 per barrel as of December 31, 2024, 2023, and 2022, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $2.13, $2.64, and $6.36 per MMBtu as of December 31, 2024, 2023, and 2022, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $74.14 per barrel for oil and $2.22 per Mcf for natural gas as of December 31, 2024, $76.90 per barrel for oil and $2.63 per Mcf for natural gas as of December 31, 2023, and $92.01 per barrel for oil and $6.50 per Mcf for natural gas as of December 31, 2022.
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
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2024	2023	2022
	(Unaudited)
Estimated proved developed:
Oil (MBbls)	17,466	19,091	19,184
Natural gas (MMcf)	220,901	228,061	236,529
Total (MBoe)	54,283	57,101	58,606
Estimated proved undeveloped:
Oil (MBbls)	—	—	—
Natural gas (MMcf)	18,580	44,235	33,057
Total (MBoe)	3,097	7,373	5,509
Estimated proved reserves:
Oil (MBbls)	17,466	19,091	19,184
Natural gas (MMcf)	239,481	272,296	269,586
Total (MBoe)	57,380	64,474	64,115
Percent proved developed	94.6%	88.6%	91.4%
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
The estimated proved reserve report as of December 31, 2024 is included as an exhibit to this Annual Report. See "Note 2 - Summary of Significant Accounting Policies" to the consolidated financial statements and our "Supplemental Oil and Natural Gas Disclosures" included elsewhere in this Annual Report for additional information.

Estimated Proved Undeveloped Reserves
As of December 31, 2024, our PUDs comprised 18,580 MMcf of natural gas, or 3,097 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2024 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2023	7,373
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	2,893
Revisions of previous estimates	(201)
Transfers to estimated proved developed	(6,968)
As of December 31, 2024	3,097
New PUD reserves totaling 2,893 MBoe were added during the year ended December 31, 2024, resulting from development activities in the Haynesville/Bossier play. In 2024 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2024, PUD revisions accounted for a 201 MBoe reduction in reserves and 6,968 MBoe of PUD reserves were converted to proved developed reserves.
During the year ended December 31, 2024, no costs were incurred relating to the development of locations that were classified as PUDs as of December 31, 2023. The PUDs that were developed during 2024 were primarily Haynesville/Bossier PUDs in which our working interest was farmed out. Additionally, during the year ended December 31, 2024, we incurred $0.8 million drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2023. There are no estimated future development costs projected for the development of PUD reserves associated with our working interests as of December 31, 2024. All our PUD drilling locations as of December 31, 2024 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have development agreements in place or have received evidence of capital commitment. As of December 31, 2024, our PUD reserves consists of 11 wells in various stages of drilling or completions. As of December 31, 2024, approximately 5% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2024, 26% of our production and 63% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGLs were 74% of our production and 37% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Production:
Oil and condensate (MBbls)	3,606	3,757	3,591
Natural gas (MMcf)[1]	62,984	64,647	59,778
Total (MBoe)	14,103	14,532	13,554
Average daily production (MBoe/d)	38.5	39.8	37.1
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$74.61	$76.74	$93.65
Natural gas and natural gas liquids sales (per Mcf)[1]	$2.51	$3.10	$7.28
Unit Cost per Boe:
Production costs and ad valorem taxes	$3.52	$3.92	$4.89
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2024[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	42,081	1,828	54
Natural Gas	28,615	1,337	128
Total	70,696	3,165	182
1 We own both mineral and royalty interests and working interests in 1,777 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2024:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	451,734	8,214,483	8,666,217
Southwestern U.S.	637,392	3,311,339	3,948,731
Rocky Mountains	893,764	2,273,985	3,167,749
Eastern U.S.	86,306	1,640,021	1,726,327
Mid-Continent	526,798	1,090,798	1,617,596
Western U.S.	28,340	1,025,663	1,054,003
Total	2,624,334	17,556,289	20,180,623
1 Includes acreage for mineral interests, NPRIs, and ORRIs.
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2024:

	Developed Acreage		Undeveloped Acreage		Total Acreage
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	289,007	64,967	33,713	15,527	322,720	80,494
Southwestern U.S.	18,122	12,121	—	—	18,122	12,121
Rocky Mountains	89,359	15,209	836	—	90,195	15,209
Eastern U.S.	13,468	1,375	—	—	13,468	1,375
Mid-Continent	53,551	31,235	—	—	53,551	31,235
Western U.S.	—	—	—	—	—	—
Total	463,507	124,907	34,549	15,527	498,056	140,434
Undeveloped Acreage
The following table lists our net undeveloped acres leased from third party mineral owners, the net acres expiring in the years ending December 31, 2025, 2026, and 2027, and, where applicable, the net acres expiring that are subject to extension options:

	2025 Expirations		2026 Expirations		2027 Expirations
Net Undeveloped Acreage[1]	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
15,527	866	876	333	146	474	3,829
1 There are 9,003 undeveloped acres expiring between 2028 and 2031, and where applicable, subject to extension options.

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

	Year Ended December 31,
	2024	2023	2022
Gross development wells:
Productive	—	1.0	1.0
Dry	—	—	—
Total	—	1.0	1.0
Net development wells:
Productive	—	0.2	0.1
Dry	—	—	—
Total	—	0.2	0.1
Gross exploratory wells:
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net exploratory wells:
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
As of December 31, 2024, we had no wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

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
Climate Change
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHG") as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though laws such as the Inflation Reduction Act of 2022 (“IRA”) advance numerous climate-related objectives. Following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act, the EPA adopted regulations that established construction and operating permit reviews for GHG emissions from certain large stationary sources and required the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States.
However, from time to time, certain presidential administrations have taken actions to repeal or revise such climate-related actions. For example, the regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as New Source Performance Standard ("NSPS") OOOOb, as well as rules for existing sources for the first time ever, known as OOOOc. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, and in February 2025, the D.C. Circuit Court granted the EPA's motion to hold the cases in abeyance while the agency reviews the final rules. While the Trump Administration may take action to repeal or modify the final rules, we cannot predict the substance or timing of such changes, if any. Relatedly, the IRA amends the CAA to impose a first-time fee on the emissions of methane from sources required to report their GHG emissions to the EPA.
Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, climate “superfund” laws, reporting and tracking programs, and restriction of emissions. At the international level, in 2021, the U.S. rejoined the "Paris Agreement," which requires member states to submit non-binding, individually determined reduction goals every five years after 2020. However, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the U.S. from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment made by the U.S. pursuant to the same. The full impact of these actions is uncertain at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by the previous presidential administration. These actions have included promises to limit emissions and curtail certain production of oil and natural gas, such as adopted legislation by both the states of New York and Washington (and implemented in New York City) to phase in mandates that newly constructed buildings be "zero emission" or "all-electric." Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Recently, there have also been a number of lawsuits filed against companies alleging that such companies have made misleading or unsubstantiated claims with respect to the environmental benefits of their products or services, also known as greenwashing.
There have also recently been increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies have shown that they may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently, with several high-profile banks and institutional investors withdrawing from various associations that aim to limit the financing of such industries. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.
Climate change may also result in various physical risks, such as the increased frequency and intensity of extreme weather events or changes in meteorological and hydrological patterns or other physical disruptions, that could adversely impact our operations, as well as those of our operators. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as becoming subject to water use curtailments in response to drought, or experiencing reduced demand for their heating products in response to warmer winters.

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
There has been controversy regarding hydraulic fracturing with regard to increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for our operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.
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
Marketing and Major Customers
If we were to lose a significant customer, that loss could negatively affect revenue derived from our mineral and royalty interest or working interest properties. The loss of any single lessee is mitigated by our diversified customer base. Pioneer Natural Resources and XTO Energy, subsidiaries of ExxonMobil Corporation, represented approximately 13% of total oil and natural gas revenues for the year ended December 31, 2024, no single customer exceeded 10% of total oil and natural gas revenues for the year ended December 31, 2023, and XTO Energy represented approximately 12% of total oil and natural gas revenues for the year ended December 31, 2022.
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
Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2024, Black Stone Management had 113 full-time employees and 10 contractors. Our largest departments are Accounting and Land Administration, which account for 36 and 23 respectively, of our full-time employee base. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
Recruiting. As a small, tight-knit group, our employees have broad responsibilities, and we encourage continuing development in their careers. When new opportunities arise within our organization, we have a multi-faceted approach to fill those positions including looking within our workforce for talent to fill those needs, asking for referrals from our team members (who understand the diverse skill sets, high energy and forward-thinking attitude that contributes to delivering exceptional results), posting open positions to our public-facing website, and working with recruiters who specialize in the areas of our vacancies.
Compensation. As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefits programs that, we believe, are extremely competitive and reward outstanding performance. In addition to the incentive programs in place for our named executive officers, which are described in detail in our proxy statement, we have structured a cash-bonus program for non-officer employees that is dependent on an employee’s individual performance and our performance as a company. Certain employees also receive restricted-unit and performance-unit awards to encourage retention and align compensation with our company performance.
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
Hybrid Work Environment. The majority of our employees have work flexibility which allows work outside of the office on Monday and Friday, while working in the office Tuesday through Thursday during core business hours. This allows employees to have a greater work-life balance, and we believe the ability to work in a hybrid environment, as well as our robust compensation and benefits program, allow us to retain and recruit top-quality employees.
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
•domestic and foreign governmental regulations and taxes, including tariffs and other controls on imports or exports of goods, including energy products;
•the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
•global geopolitical conflict, including the ongoing war in Ukraine, conflict in the Middle East and the relationships between the United States and other countries, such as China and Russia;
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

	Year Ended December 31, 2024		During the Five Years Prior to December 31, 2024		As of December 31,
	High	Low	High[2]	Low[3]	2024	2023	2022
WTI spot crude oil ($/Bbl)[1]	$87.69	$66.73	$123.64	$8.91	$72.44	$71.89	$80.16
Henry Hub spot natural gas ($/MMBtu)[1]	$3.40	$1.21	$23.86	$1.21	$3.40	$2.58	$3.52
1 Source: EIA
2 High prices for WTI and Henry Hub were in 2022 and 2021, respectively.
3 Low prices for WTI and Henry Hub were in 2020 and 2024, respectively. Excludes the period in April 2020 when WTI briefly traded in negative territory.
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

Approximately 63% of our 2024 oil and natural gas revenues were derived from oil and condensate sales. Any future decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2024, WTI market prices at Cushing, Oklahoma have ranged from a high of $123.64 per Bbl in 2022 to a low of $8.91 per Bbl in 2020. On December 31, 2024, the last trading day of 2024, the WTI spot market price of oil was $72.44. The changes in the price of oil have been caused by many factors, including periods of increasing U.S. oil production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, actions taken by members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+"), and fluctuations in demand as a result of the COVID-19 pandemic. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.
Approximately 37% of our 2024 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2024, natural gas prices at Henry Hub have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.21 per MMBtu in 2024. On December 31, 2024, the last trading day of 2024, the Henry Hub spot market price of natural gas was $3.40 per MMBtu. The changes in the price of natural gas have been caused by many factors, including periods of increasing U.S. natural gas production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, seasonal changes in demand for heating by residential and commercial customers, and rising levels of U.S. natural gas exports. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness.
New trade policies, such as tariffs, could adversely affect our operations, costs, and business
There is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or otherwise impact the economics of trade—including tariffs, trade barriers, or other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may materially adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity. Such changes in international trade policies may result in direct impact to our business or that of our operators through increased costs, changes in business prospects or operating results, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.
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
The marketability of our or our operators’ production depends in part on the availability, proximity, and capacity of pipelines, tanker trucks, and other transportation methods, and processing and refining facilities owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage, or lack of available capacity on these systems, tanker truck availability, and extreme weather conditions. Also, the shipment of our or our operators’ oil and natural gas on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we or our operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation, processing, or refining-facility capacity could reduce our or our operators’ ability to market oil and natural gas production and have a material adverse effect on our financial condition, results of operations, and cash distributions to unitholders. Our or our operators’ access to transportation options and the prices we or our operators receive can also be affected by federal and state regulation—including regulation of production, transportation, and pipeline safety—as well by general economic conditions and changes in supply and demand. In addition, the third parties on whom we or our operators rely for transportation services are subject to complex federal, state, tribal, and local laws that could adversely affect the cost, manner, or feasibility of conducting our business.
In January 2024, the Biden administration announced that approvals for pending and future applications for certain new LNG facilities were being paused pending a review by the Department of Energy ("DOE") that aims to assess whether climate effects should be more heavily considered in the authorization process for such LNG export projects. In July 2024, a federal judge halted the pause, although this decision was later appealed up to the Fifth Circuit in November 2024. The DOE’s LNG study was completed in December 2024. However, on his first day in office, President Trump signed an Executive Order which resumes the processing of permit applications for new LNG export projects. At this time, it is unclear what actions the Trump Administration may take, if any at all, with respect to the DOE study.
Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2024, 2023, and 2022 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2024, 2023, and 2022 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2024, 2023, and 2022, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2024, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
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
In 2024, we generated 10% of our royalty revenues and 18% of our working interest revenues from three operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. Only one of these operators has an active drilling program on this acreage. Geographic and operator concentration heightens the effect of operational risks, including:
•operators’ diversion of drilling capital to other areas, where our royalty interest is less meaningful or nonexistent;
•adverse changes to the operators’ financial positions;
•unanticipated geographic or environmental constraints in the Shelby Trough; or
•delay or cancellation of construction or operation of LNG export facilities in the Gulf of Mexico.
In December 2023, we received notice that Aethon was exercising the “time-out” provisions under its joint exploration agreements with us in Angelina and San Augustine counties in East Texas. In September 2024, we entered into letter agreements with Aethon to amend the joint exploration agreements to, among other things, withdraw the invocation of the time-out provisions. See "Note 4 - Oil and Natural Gas Properties" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2024, we had $25.0 million outstanding borrowings and the aggregate maximum credit amounts of the lenders were $1.0 billion. The lenders under our Credit Facility reaffirmed our borrowing base in November 2024 at $580.0 million and we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for April 2025. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.
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
Our operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. Please read Part I, Items 1 and 2. “Business and Properties — Environmental Matters” for a description of the laws and regulations that affect our operators and that may affect us. These and other potential regulations could increase the operating costs of our operators and delay production, which could adversely affect the amount of cash available for distribution to our unitholders.

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
There has been controversy regarding hydraulic fracturing with regard to increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for our operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.
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
Increased attention to environmental, social and governance (ESG) matters may impact our business.
Increased attention to, and sometimes conflicting social expectations on, companies to address climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors. Please read Part I, Items 1 and 2. “Business and Properties — Environmental Matters” for additional information on related developments that may affect us, our operators, and/or the oil and gas sector more generally.
Any new laws or regulations imposing requirements on our business related to the disclosure of climate-related risks may result in reputational harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations of requirements of financial institutions. In March 2024, the U.S. Securities and Exchange Commission (“SEC”) finalized rules establishing a framework for the reporting of climate risks, targets, and metrics. However, the implementation of the rule has been stayed pending the outcome of legal challenges. Moreover, on February 11, 2025, SEC Acting Chairman Mark T. Uyeda requested that the U.S. Court of Appeals for the Eighth Circuit not schedule arguments in the case while the SEC reconsiders the finalized rules. While the SEC, under the new presidential administration, may seek to repeal or otherwise modify the rules, we cannot predict whether such action will occur or its timings. Relatedly, California has enacted laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims. Other states are expected to follow. Non-compliance with these laws may result in the imposition of substantial fines or penalties.
Relatedly, certain organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings may lead to negative investor sentiment toward us and to the diversion of investment which could have a negative impact on our unit price and/or our access to and costs of capital. Additionally, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital.

Additionally, certain public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, have been subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. Any alleged claims of greenwashing against us or others in our industry may lead to increased litigation risks and foster negative sentiment and diversion of investments.
Finally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Consideration of ESG-related factors in our decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties and increase litigation risks from private parties and governmental authorities.

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
Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 15% or more of any class of units then outstanding, other than the limited partners in our predecessor prior to the IPO, their transferees, persons who acquired such units with the prior approval of the Board, holders of Series B cumulative convertible preferred units in connection with any vote, consent or approval of the Series B cumulative convertible preferred units as a separate class, and persons who own 15% or more of any class as a result of any redemption or purchase of any other person's units or similar action by us or any conversion of the Series B cumulative convertible preferred units at our option or in connection with a change of control may not vote on any matter.
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
As of December 31, 2024, we had 210,694,933 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2024 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.
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

You, as a common unitholder, are required to pay taxes on your share of our income, even if you do not receive any cash distributions from us.
You will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.
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
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income and may be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
Because we cannot match transferors and transferees of our common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
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
For taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, an individual common unitholder is entitled to a deduction equal to 20% of his or her allocable share of our "qualified publicly traded partnership income." For purposes of the deduction, the term qualified publicly traded partnership income includes the net amount of such unitholder’s allocable share of our income that is effectively connected to our U.S. trade or business activities. Although we expect most of our income to qualify for this deduction, application of these rules to income from mineral interests, such as royalty income, is not entirely clear. Our counsel has advised us that under current law our royalty income should qualify for the deduction, but no assurances can be given that the IRS will not challenge our treatment of royalty income as qualifying for the deduction.
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
Our Board of Directors provides oversight of our enterprise-wide risk management, which includes cybersecurity risk-management, and the Audit Committee assists the Board with oversight of cybersecurity matters. The VP IT reports on cybersecurity matters to senior management on a regular basis and to the Audit Committee at least annually, and more often if needed. The Audit Committee, in turn, makes periodic reports to the Board on relevant cybersecurity matters.
Our VP IT, the Director of the Infrastructure Team, and our General Counsel make up the Information Security Committee, which has the initial responsibility for the assessment of and response to cybersecurity incidents consistent with our formal incident-response plan. Pursuant to the incident-response plan, more serious incidents are escalated to other senior members of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as to the Audit Committee and our external auditors, as appropriate.
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
•Cybersecurity Tool and Processes and Industry Standards. We refer to industry standards, such as those issued by National Institutes of Standards and Technology ("NIST") and International Organization for standardization ("ISO"), as part of our efforts to maintain best practices across our environment and we use various cybersecurity tools and processes designed to manage cybersecurity threats including network and systems authentication, network and infrastructure architecture security, endpoint security, and operating system patching.
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
While we and our service providers have experienced cybersecurity incidents in the past, as of the date of this Annual Report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operation, or financial condition. For more information regarding the risks we face, please read Part I, Item 1A. “Risk Factors—General Risk Factors—Various security risks, including cybersecurity threats, data breaches, and other disruptions, could significantly affect us.”
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 21, 2025, there were 211,137,816 common units outstanding held by 361 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 21, 2025, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares the cumulative five-year total return to unitholders on our common units as compared to the cumulative five-year total returns on the S&P 500 index and the S&P Oil & Gas Exploration & Production index. The graph assumes that the value of the investment in our common units was $100.00 on December 31, 2019. Cumulative return is computed assuming reinvestment of distributions.

Cumulative Total Return on Common Units
$250
$200
$150
$100
$50
$0
Investment Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
S&P Oil & Gas E&P Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of December 31,
	2019	2020	2021	2022	2023	2024
Black Stone Minerals, L.P.	$100.00	$57.04	$94.78	$168.59	$174.15	$171.39
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P Oil & Gas E&P Index	100.00	64.15	106.89	155.10	160.24	158.20
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
We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible at par value, equal to $20.39, within a 90-day period beginning on November 28, 2025, and each second anniversary thereafter.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2024 and 2023. For the discussion of changes from 2023 to 2022 and other financial information related to 2022, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K, which was filed with the SEC on February 20, 2024.
Overview
As of December 31, 2024, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Development Activity
Currently, EXCO Resources, Inc. is operating one rig and Aethon is operating three rigs on our Angelina, Nacogdoches, and San Augustine acreage in the Shelby Trough. During 2025, Aethon has already turned-to-sales (“TTS”) 11 gross (0.9 net) wells with early data showing better performance than the older offsets and initial rates primarily between 20 – 30 MMcf/d. We expect Aethon to continue its development program under the amended JEAs with an estimated 17 gross (1.1 net) additional wells TTS during 2025.

In the Louisiana Haynesville during 2024, we entered into several Accelerated Drilling Agreements (“ADAs”) with large, well-capitalized operators. Under these agreements, the operators will provide near term certainty and accelerated development on our high-interest areas in exchange for a reduced royalty burden. During 2024, 2 gross (0.4 net) wells were TTS and we expect an additional 11 gross (0.6) net wells to TTS in 2025.

In the Permian Basin, a large producer is expected to begin development of over 37 gross (1.3 net) wells in Culberson County, Texas, which includes 8 gross wells to be TTS in the fourth quarter of 2025.

Farmout Agreements

In September and December 2024, two of our farmout agreements covering non-operated working interests in San Augustine County terminated. Consistent with our policy to minimize participation in working interests, we do not intend to step into the working interests associated with the terminated agreements. Unless we agree otherwise with Aethon, we believe that Aethon, as operator and the party who has proposed the existing wells, has absorbed and will continue to absorb any non-consented interests.

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
Oil prices rose in early 2024 due to heightened geopolitical risks, including attacks on vessels in the Red Sea and elevated tensions in the region, but declined later in the year due to market oversupply concerns. Natural gas prices decreased sharply in late 2023 and early 2024 due to surplus storage but increased in the second quarter of 2024 due to reduced drilling and production curtailments. This upward trend continued into the third and fourth quarters, driven by high energy demand from extreme temperatures and increased LNG exports. Given the dynamic nature of these events, along with the geopolitical conflicts in Ukraine and the Middle East, we cannot reasonably estimate how long these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2024
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$72.44	$68.75	$82.83	$83.96
Henry Hub spot natural gas ($/MMBtu)[1]	$3.40	$2.65	$2.42	$1.54
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2024
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	483	484	479	506
Natural gas	102	99	97	112
Other	4	4	5	3
Total	589	587	581	621
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2025, at 1.9 Tcf, or 1% higher than the five-year average. The EIA expects inventories will rise to 3.7 Tcf at the end of October 2025, which would be 2% lower than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2024
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	745	846	660	363
Midwest	914	1,012	779	510
Mountain	262	283	239	162
Pacific	295	294	282	227
South Central	1,197	1,113	1,174	996
Total	3,413	3,548	3,134	2,258
1     Source: EIA
Natural Gas Exports
Net natural gas exports averaged 12.0 Bcf per day during 2024, a 1% increase from the 2023 average. The EIA forecasts average exports of 14.1 Bcf per day for the start of 2025, an 18% increase from 2024 levels. The EIA forecast reflects assumptions that U.S. LNG exports will increase as new LNG export projects begin operations in mid-2025.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2024 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge up to 90% of such volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2024, we had hedged 77% and 24% of our available oil and condensate hedge volumes and 82% and 69% of our available natural gas hedge volumes for 2025 and 2026, respectively.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income (loss)	$271,326	$422,549
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	45,196	45,683
Interest expense	3,109	2,754
Income tax expense (benefit)	509	320
Accretion of asset retirement obligations	1,298	1,042
Equity-based compensation	8,564	10,829
Unrealized (gain) loss on commodity derivative instruments	50,944	(8,394)
(Gain) loss on sale of assets, net	—	(73)
Adjusted EBITDA	380,946	474,710
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(4)	(9)
Cash interest expense	(2,030)	(1,715)
Preferred unit distributions	(29,466)	(21,776)
Distributable cash flow	$349,446	$451,210

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,606	3,757	(151)	(4.0)%
Natural gas (MMcf)[1]	62,984	64,647	(1,663)	(2.6)%
Equivalents (MBoe)	14,103	14,532	(429)	(3.0)%
Equivalents/day (MBoe)	38.5	39.8	(1.3)	(3.3)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$74.61	$76.74	$(2.13)	(2.8)%
Natural gas ($/Mcf)[1]	2.51	3.10	(0.59)	(19.0)%
Equivalents ($/Boe)	$30.27	$33.62	$(3.35)	(10.0)%
Revenue:
Oil and condensate sales	$269,061	$288,296	$(19,235)	(6.7)%
Natural gas and natural gas liquids sales[1]	157,907	200,297	(42,390)	(21.2)%
Lease bonus and other income	12,461	12,506	(45)	(0.4)%
Revenue from contracts with customers	439,429	501,099	(61,670)	(12.3)%
Gain (loss) on commodity derivative instruments	(5,730)	91,117	(96,847)	(106.3)%
Total revenue	$433,699	$592,216	$(158,517)	(26.8)%
Operating expenses:
Lease operating expense	$9,705	$11,386	$(1,681)	(14.8)%
Production costs and ad valorem taxes	49,577	56,979	(7,402)	(13.0)%
Exploration expense	2,735	2,148	587	27.3%
Depreciation, depletion, and amortization	45,196	45,683	(487)	(1.1)%
General and administrative	52,082	51,455	627	1.2%
Other expense:
Interest expense	$3,109	$2,754	$355	12.9%
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
Revenue
Total revenue for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023. The decrease in total revenue from the corresponding period is due to lower oil and condensate sales, lower natural gas and NGL sales, and a loss on commodity derivative instruments in 2024 compared to a gain in 2023.
Oil and condensate sales. Oil and condensate sales decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to lower realized commodity prices and lower production volumes. The decrease in oil and condensate production was driven by reduced production volumes in the Austin Chalk, Bakken/Three Forks, and Eagle Ford play trends. Our mineral and royalty interest oil and condensate volumes accounted for 95% and 94% of total oil and condensate volumes for the years ended December 31, 2024 and 2023, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to lower realized commodity prices and lower production volumes. The decrease in natural gas and NGL production was driven by reduced production volumes in the Austin Chalk, Bakken/Three Forks, and Haynesville/Bossier play trends. Mineral and royalty interest production accounted for 95% and 94% of our natural gas volumes for the years ended December 31, 2024 and 2023, respectively.
Gain (loss) on commodity derivative instruments.  Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2024, we recognized $45.2 million of realized gains and $50.9 million of unrealized losses from our commodity derivatives, compared to $82.7 million of realized gains and $8.4 million of unrealized gains in 2023. The unrealized losses on our commodity contracts in 2024 and the unrealized gains in 2023 were primarily driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus income can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was slightly lower for the year ended December 31, 2024, as compared to 2023. Leasing activity in the Wolfcamp, Bakken/Three Forks, and Austin Chalk plays made up the majority of lease bonus and other income for 2024, while the majority of our 2023 lease bonus and other income came from leasing activity in the Haynesville/Bossier and Wolfcamp plays.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased in 2024 as compared to 2023, due to a reduction in variable costs as a result of lower production from our non-operated working interest properties and lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2024, production and ad valorem taxes decreased as compared to the year ended December 31, 2023, primarily due to a decrease in production taxes and processing and transportation costs stemming from lower commodity prices and decreased production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where we are the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was higher in 2024 as compared to 2023, primarily due to an increase in seismic costs and delay rentals.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2024 as compared to 2023, primarily due to lower production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2024, general and administrative expenses slightly increased compared to 2023, primarily due to increases in salaries, software related expenses, and consulting costs for internal projects; these costs were partially offset by a decrease in equity based compensation and expenses associated with the use of contractors. The decrease in equity-based compensation was due to lower costs recognized for performance-based incentive awards resulting from downward movements in our common unit price during 2024 compared to upward movements in our common unit price during 2023.

Other Expense
Interest expense. For the year ended December 31, 2024, interest expense increased compared to 2023, primarily due to higher average outstanding borrowings under our Credit Facility.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility as applicable, and for investing in our business. On November 28, 2023 the distribution rate for the Series B cumulative convertible preferred units was adjusted to 9.8% and will be readjusted every two years thereafter (each, a "Readjustment Date"). The rate set on each Readjustment Date is equal to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units at par value, equal to $20.39, within a 90-day period on each second anniversary following November 28, 2023. See "Note 12 – Preferred Units" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program which authorizes us to make repurchases on a discretionary basis. The program will be funded from our cash on hand or through borrowings under the Credit Facility. Any repurchased units will be cancelled. See "Note 14 – Common Units" to the consolidated financial statements included elsewhere in this Annual Report for additional information. As of December 31, 2024, we had not made any repurchases under the program.
Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Cash flows provided by operating activities	$389,043	$521,251	$(132,208)
Cash flows used in investing activities	(112,236)	(19,740)	(92,496)
Cash flows used in financing activities	(344,570)	(435,536)	90,966
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash provided by operating activities for 2024 decreased as compared to 2023. The decrease was primarily due to a decrease in oil and condensate sales revenue and natural gas and NGL sales revenue, and a decrease in cash received on settlements of commodity derivative instruments.

Investing Activities. Net cash used in investing activities for 2024 increased as compared to 2023. The change was primarily due to increased acquisition activity in 2024 compared to the same period in 2023.
Financing Activities. Cash flows used in financing activities for 2024 decreased as compared to 2023. The decrease was primarily due to lower distributions paid to common unitholders partially offset by net borrowings under our Credit Facility in 2024 compared with net repayments in 2023.
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
Our 2025 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest.
Expenditures related to drilling, completion, and recompletion costs for our non-operated working interests were $0.8 million and $4.2 million during 2024 and 2023, respectively. Additionally, we spent $3.4 million and $0.6 million acquiring leases in areas around our drilling programs during 2024 and 2023, respectively.
Acquisitions
During 2024 we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $110.4 million, including capitalized direct transaction costs. The cash portion of the consideration paid of $109.4 million was funded with borrowings under our Credit Facility and funds from operating activities, and $1.0 million was funded through the issuance of our common units based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
During 2023 we acquired mineral and royalty interests for cash consideration of $14.6 million, including capitalized direct transaction costs. The acquisitions were funded with cash from operating activities and were primarily located in the Gulf Coast land region.
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
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of December 31, 2024, we were in compliance with all debt covenants.

See "Note 8 – Credit Facility" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Contractual Obligations
The following table summarizes our minimum payments as of December 31, 2024 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit facility	$25,000	$—	$25,000	$—	$—
Operating lease obligations	2,041	1,436	573	32	—
Purchase commitments	420	420	—	—	—
Total	$27,461	$1,856	$25,573	$32	$—

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
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $44.8 million, $45.0 million, and $47.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Upon the sale of a complete depletable unit, the book value thereof, less proceeds or salvage value, is charged to income or loss. Upon the sale or retirement of an individual well, or an aggregation of interests which make up less than a complete depletable unit, the proceeds are credited to accumulated DD&A, unless doing so would significantly alter the DD&A rate of the depletable unit, in which case a gain or loss is recorded.
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2024 reserve report. Applying this discount results in an approximate 1.5% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2024 reserve report prepared by NSAI.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2024. Applying this discount results in an approximate 1.5% reduction of proved reserve volumes as compared to the undiscounted December 31, 2024 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2024, we had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under our Credit Facility.

Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the twelve months ended December 31, 2024, we had weighted average outstanding borrowings under our Credit Facility of $7.7 million, bearing interest at a weighted-average interest rate of 7.5%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of less than $0.1 million for the year ended December 31, 2024, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide such reasonable assurance.
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
Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2024, which is included in the Annual Report on page F-2.

Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item and not otherwise provided below is incorporated by reference to the material appearing in our Proxy Statement for the 2025 Annual Meeting of Limited Partners (“2025 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2024.
The following table shows information for the executive officers and directors of the General Partner as of February 25, 2025. Executive officers serve at the discretion of the Board. Directors hold office until their successors are duly elected and qualified.

Name	Age	Position With The General Partner
Thomas L. Carter, Jr.	73	Chairman, Chief Executive Officer, and President
H. Taylor DeWalch	35	Senior Vice President, Chief Financial Officer and Treasurer
L. Steve Putman	49	Senior Vice President, General Counsel, and Secretary
Carrie P. Clark	48	Senior Vice President, Chief Commercial Officer
Fowler T. Carter	45	Senior Vice President, Corporate Development
Chris R. Bonner	35	Vice President and Chief Accounting Officer
Carin M. Barth	62	Director
D. Mark DeWalch	63	Director
Jerry V. Kyle, Jr.	64	Director
Michael C. Linn	72	Director
A.J. Longmaid	47	Director
William N. Mathis	58	Director
William E. Randall	58	Director
Alexander D. Stuart	74	Director
James W. Whitehead	49	Director
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Houston TX, Auditor Firm ID: 42.
Information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2024.

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
(a)(3) Exhibits
The following documents are filed as a part of this Annual Report or incorporated by reference:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.1 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.2 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.3	First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

3.4	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

3.5	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of November 28, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

3.6	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of December 11, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

3.7	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of the Black Stone Minerals, L.P., dated as of April 22, 2020 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on April 24, 2020 (SEC File No. 001-37362)).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 25, 2020 (SEC File No. 001-37362)).

4.2	Registration Rights Agreement, dated as of November 28, 2017, by and between Black Stone Minerals, L.P. and Minerals Royalties One, L.L.C. (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

10.1^	Black Stone Minerals, L.P. Long-Term Incentive Plan, dated May 6, 2015, by Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

10.2	Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and PNC Capital Markets LLC, as Co-Syndication Agents, Zions Bancorporation, N.A., DBA Amegy Bank, as Documentation Agent, and the lenders signatory thereto, dated as of October 31, 2022 (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on November 1, 2022 (SEC File No. 001-37362)).

10.3^	Form of Non-Employee Director Unit Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.4^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.5^	Form of Severance Agreement for Senior Vice Presidents (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 20, 2024 (SEC File No. 001-37362)).

10.6^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 23, 2023 (SEC File No. 001-37362)).

10.7^	Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 23, 2023 (SEC File No. 001-37362)).

10.8^*	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. Long-Term Incentive Plan.

10.9^	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Cash Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 3, 2022 (SEC File No. 001-37362)).

10.10^	LTI Form of LTI Award Grant Notice and Award Agreement (Performance Equity Award) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 3, 2022 (SEC File No. 001-37362)).

10.11^	2024 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Quarterly Report on Form 10-Q filed on May 7, 2024 (SEC File No. 001-37362)).

10.12^	2024 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 7, 2024 (SEC File No. 001-37362)).

10.13^	Separation Agreement and General Release of Claims, dated as of June 14, 2024, by and among Evan Kiefer, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated by reference to Exhibit 10.1 to Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on June 18, 2024 (SEC File No. 001-37362)).

10.14	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

19.1*	Black Stone Minerals, L.P. Insider Trading Policy.

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Black Stone Minerals, L.P. Incentive-Based Compensation Recoupment Policy, adopted as of October 18, 2023 (incorporated herein by reference to Exhibit 97.1 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 20, 2024 (SEC File No. 001-37362)).

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 25, 2025	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Carter, Jr.	President, Chief Executive Officer and Chairman	February 25, 2025
Thomas L. Carter, Jr.	(Principal Executive Officer)

/s/ H. Taylor DeWalch	Senior Vice President, Chief Financial Officer and Treasurer	February 25, 2025
H. Taylor DeWalch	(Principal Financial Officer)

/s/ Chris R. Bonner	Vice President and Chief Accounting Officer	February 25, 2025
Chris R. Bonner	(Principal Accounting Officer)

/s/ Carin M. Barth	Director	February 25, 2025
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 25, 2025
D. Mark DeWalch

/s/ Jerry V. Kyle, Jr.	Director	February 25, 2025
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 25, 2025
Michael C. Linn

/s/ A.J. Longmaid	Director	February 25, 2025
A.J. Longmaid

/s/ William N. Mathis	Director	February 25, 2025
William N. Mathis

/s/ William E. Randall	Director	February 25, 2025
William E. Randall

/s/ Alexander D. Stuart	Director	February 25, 2025
Alexander D. Stuart

/s/ James W. Whitehead	Director	February 25, 2025
James W. Whitehead

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Black Stone Minerals, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Stone Minerals, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Depreciation, Depletion and Amortization (“DD&A”) of Oil and Natural Gas Properties
Description of the Matter
At December 31, 2024, the net book value of the Partnership’s oil and natural gas properties was $1,132 million, and depreciation, depletion and amortization (“DD&A”) expense related to the Partnership’s oil and natural gas properties was $45 million for the year then ended. As discussed in Note 2, the Partnership follows the successful efforts method of accounting for its oil and natural gas properties. DD&A of oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves, as determined by independent petroleum engineers. Leasehold acquisition costs and costs to acquire proved properties are amortized on the basis of total proved reserves, also determined by independent petroleum engineers. Proved oil and natural gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Judgment is required by the independent petroleum engineers in interpreting the data used to estimate proved oil and natural gas reserves. Estimating proved oil and natural gas reserves also requires a selection and evaluation of inputs, including historical production. Because of the complexity involved in estimating proved oil and natural gas reserves, management used independent petroleum engineers to determine the proved oil and natural gas reserves estimates as of December 31, 2024.

Auditing the Partnership’s oil and natural gas properties DD&A calculation is especially complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in determining proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls that address the risks of material misstatement relating to the oil and natural gas properties DD&A calculation, including management’s controls over the accuracy of the financial data used by the independent petroleum engineers for use in determining proved oil and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to determine the proved oil and natural gas reserves estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the accuracy of the financial data and inputs described above used by the engineers in determining proved oil and natural gas reserves by assessing the inputs for reasonableness based on review of corroborative evidence and consideration of any contrary evidence. Finally, we tested that the DD&A calculations are based on the appropriate proved oil and natural gas reserve balances from the independent petroleum engineers' reserve report.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.
Houston, Texas
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Black Stone Minerals, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited Black Stone Minerals, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Black Stone Minerals, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025, expressed an unqualified opinion thereon.
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
February 25, 2025

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,519	$70,282
Accounts receivable	71,093	82,253
Commodity derivative assets	1,824	38,273
Prepaid expenses and other current assets	3,108	2,319
TOTAL CURRENT ASSETS	78,544	193,127
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $973,028 and $890,338 at December 31, 2024 and 2023, respectively	3,105,457	3,026,394
Accumulated depreciation, depletion, amortization, and impairment	(1,973,460)	(1,961,899)
Oil and natural gas properties, net	1,131,997	1,064,495
Other property and equipment, net of accumulated depreciation of $14,551 and $14,163 at December 31, 2024 and 2023, respectively	2,044	1,007
NET PROPERTY AND EQUIPMENT	1,134,041	1,065,502
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	6,321	8,255
TOTAL ASSETS	$1,218,906	$1,266,884
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,946	$6,270
Accrued liabilities	17,242	17,003
Commodity derivative liabilities	3,852	1,229
Other current liabilities	3,383	1,334
TOTAL CURRENT LIABILITIES	30,423	25,836
LONG-TERM LIABILITIES
Credit facility	25,000	—
Accrued incentive compensation	1,234	1,699
Commodity derivative liabilities	11,581	81
Asset retirement obligations	19,286	19,030
Other long-term liabilities	1,943	2,893
TOTAL LIABILITIES	89,467	49,539
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2024 and 2023, respectively	300,478	299,137
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 210,695 and 209,991 units outstanding at December 31, 2024 and 2023, respectively	828,961	918,208
TOTAL EQUITY	828,961	918,208
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,218,906	$1,266,884
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Oil and condensate sales	$269,061	$288,296	$336,287
Natural gas and natural gas liquids sales	157,907	200,297	434,945
Lease bonus and other income	12,461	12,506	13,052
Revenue from contracts with customers	439,429	501,099	784,284
Gain (loss) on commodity derivative instruments	(5,730)	91,117	(120,680)
TOTAL REVENUE	433,699	592,216	663,604
OPERATING (INCOME) EXPENSE
Lease operating expense	9,705	11,386	12,380
Production costs and ad valorem taxes	49,577	56,979	66,233
Exploration expense	2,735	2,148	193
Depreciation, depletion, and amortization	45,196	45,683	47,804
General and administrative	52,082	51,455	53,652
Accretion of asset retirement obligations	1,298	1,042	861
(Gain) loss on sale of assets, net	—	(73)	(17)
TOTAL OPERATING EXPENSE	160,593	168,620	181,106
INCOME (LOSS) FROM OPERATIONS	273,106	423,596	482,498
OTHER INCOME (EXPENSE)
Interest and investment income	1,666	1,867	53
Interest expense	(3,109)	(2,754)	(6,286)
Other income (expense)	(337)	(160)	215
TOTAL OTHER EXPENSE	(1,780)	(1,047)	(6,018)
NET INCOME (LOSS)	271,326	422,549	476,480
Distributions on Series B cumulative convertible preferred units	(29,466)	(21,776)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$241,860	$400,773	$455,480
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	241,860	400,773	455,480
	$241,860	$400,773	$455,480
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$1.15	$1.91	$2.18
Per common unit (diluted)	$1.15	$1.88	$2.12
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	210,684	209,970	209,382
Weighted average common units outstanding (diluted)	210,780	225,105	224,446
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2021	208,666	$765,268
Repurchases of common units	(262)	(2,991)
Issuance of common units for property acquisitions	—	—
Restricted units granted, net of forfeitures	1,003	—
Equity-based compensation	—	18,146
Distributions	—	(322,403)
Charges to partners' equity for accrued distribution equivalent rights	—	(2,049)
Distributions on Series B cumulative convertible preferred units	—	(21,000)
Net income (loss)	—	476,480
BALANCE AT DECEMBER 31, 2022	209,407	911,451
Repurchases of common units	(358)	(5,496)
Restricted units granted, net of forfeitures	942	—
Equity-based compensation	—	12,525
Distributions	—	(398,824)
Charges to partners' equity for accrued distribution equivalent rights	—	(2,221)
Distributions on Series B cumulative convertible preferred units	—	(21,776)
Net income (loss)	—	422,549
BALANCE AT DECEMBER 31, 2023	209,991	918,208
Repurchases of common units	(291)	(4,449)
Issuance of common units for acquisition of oil and natural gas properties	64	1,039
Restricted units granted, net of forfeitures	931	—
Equity-based compensation	—	10,441
Distributions	—	(336,931)
Charges to partners' equity for accrued distribution equivalent rights	—	(1,207)
Distributions on Series B cumulative convertible preferred units	—	(29,466)
Net income (loss)	—	271,326
BALANCE AT DECEMBER 31, 2024	210,695	$828,961
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$271,326	$422,549	$476,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	45,196	45,683	47,804
Accretion of asset retirement obligations	1,298	1,042	861
Amortization of deferred charges	1,079	1,039	1,954
(Gain) loss on commodity derivative instruments	5,730	(91,117)	120,680
Net cash (paid) received on settlement of commodity derivative instruments	45,214	82,723	(203,166)
Equity-based compensation	8,564	10,829	17,388
(Gain) loss on sale of assets, net	—	(73)	(17)
Changes in operating assets and liabilities:
Accounts receivable	11,244	53,053	(39,513)
Prepaid expenses and other current assets	(789)	(414)	51
Accounts payable, accrued liabilities, and other	1,042	(3,827)	3,012
Settlement of asset retirement obligations	(861)	(236)	(551)
NET CASH PROVIDED BY OPERATING ACTIVITIES	389,043	521,251	424,983
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(109,393)	(14,605)	(149)
Additions to oil and natural gas properties	(790)	(4,213)	(11,894)
Additions to oil and natural gas properties leasehold costs	(3,423)	(545)	(32)
Purchases of other property and equipment	(1,425)	(450)	(488)
Proceeds from the sale of oil and natural gas properties	2,795	73	17
Proceeds from farmouts of oil and natural gas properties	—	—	11,331
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,236)	(19,740)	(1,215)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(336,931)	(398,824)	(322,403)
Distributions to Series B cumulative convertible preferred unitholders	(28,126)	(21,000)	(21,000)
Repurchases of common units	(4,449)	(5,496)	(2,991)
Borrowings under credit facility	97,000	64,000	339,000
Repayments under credit facility	(72,000)	(74,000)	(418,000)
Debt issuance costs and other	(64)	(216)	(2,943)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(344,570)	(435,536)	(428,337)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,763)	65,975	(4,569)
Cash and cash equivalents — beginning of the year	70,282	4,307	8,876
Cash and cash equivalents — end of the year	$2,519	$70,282	$4,307
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,961	$1,736	$4,332
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
Segment Reporting
The Partnership operates in a single reportable segment. The Partnership generates revenue from the sale of oil and natural gas, as well as lease bonus and other income that is derived from our oil and natural gas properties. These properties are all located within the continental U.S., including all of the major onshore producing basins. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Partnership’s chief executive officer has been determined to be the CODM and allocates resources and assesses performance based upon net income reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate the income generated from segment assets in deciding whether to reinvest profits into the Partnership's oil and natural gas properties or for other activities such as distributions to unitholders and reducing outstanding borrowings as applicable.

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
The following table presents information about the Partnership's accounts receivable:

	December 31,
	2024	2023
	(in thousands)
Accounts receivable:
Revenues from contracts with customers	$67,047	$77,560
Other	4,046	4,693
Total accounts receivable	$71,093	$82,253
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
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $44.8 million, $45.0 million, and $47.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $0.4 million, $0.7 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued liabilities:
Accrued capital expenditures	$—	$5
Accrued incentive compensation	8,356	8,041
Accrued property taxes	6,498	6,378
Accrued other	2,388	2,579
Total accrued liabilities	$17,242	$17,003

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $1.1 million, $1.0 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in interest expense in the consolidated statements of operations.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, none of the Partnership’s leases were classified as financing leases.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, commodity derivative financial instruments, accounts payable, and accrued liabilities approximate their fair value at December 31, 2024 and 2023 due to the short-term maturity of these instruments. See "Note 6 – Fair Value Measurements" for additional information.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within reported measures of segment profit and loss. In addition, the amendments provide new segment disclosure requirements for entities with a single reportable segment.
We adopted ASU 2023-07 on December 31, 2024. The CODM evaluates significant expenses based off the consolidated financial statements and does not further disaggregate expenses in deciding how to allocate resources and assess performance. Since the Partnership operates as a single reporting segment, all required segment reporting disclosures can be found in the consolidated financial statements. The effect of the adoption had no impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Partnership is currently evaluating the impact of this standard on its disclosures.
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
The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2024	2023
	(in thousands)
Beginning asset retirement obligations	$20,267	$16,019
Liabilities incurred	46	174
Liabilities settled	(713)	(98)
Accretion expense	1,298	1,042
Revisions in estimated costs	953	3,130
Dispositions	(533)	—
Ending asset retirement obligations	$21,318	$20,267
Current asset retirement obligations	$2,032	$1,237
Non-current asset retirement obligations	$19,286	$19,030

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the year ended December 31, 2024, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $110.4 million, including capitalized direct transaction costs, and were considered asset acquisitions. The cash portion of the consideration paid of $109.4 million was funded with our borrowings under our Credit Facility and funds from operating activities, and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During the year ended December 31, 2023, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers for cash consideration of $14.6 million, including capitalized direct transaction costs. The acquisitions were funded with cash from operating activities and were primarily located in the Gulf Coast land region.
The Partnership had no material acquisition activity during 2022.
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
Farmout Agreements
The Partnership has entered into farmout arrangements designed to reduce its working interest capital expenditures and thereby significantly lowering its capital spending other than for mineral and royalty interest acquisitions. Under these agreements, the Partnership conveyed its rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests. The Partnership's farmout arrangements cover its share of working interests under active development by Aethon in San Augustine County and Angelina County in East Texas.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

San Augustine County Farmout
In May 2021, the Partnership entered into a farmout agreement (the "Canaan Farmout") with Canaan and in December 2021, the Partnership entered into a farmout agreement (the "Azul Farmout") with Azul-SA, LLC ("Azul"). In April 2022, the Partnership amended the Canaan Farmout and entered into a farmout agreement (the "JWM Farmout") with JWM Oil & Gas LLC ("JWM"). These agreements continue for a 10 year period, unless earlier terminated in accordance with the terms of the agreements. The JWM Farmout terminated in September 2024 and the Canaan Farmout terminated in December 2024. The Partnership does not intend to step into the working interests associated with the terminated agreements. Unless the Partnership agrees otherwise with Aethon, the Partnership believes that Aethon, as operator and the party who has proposed the existing wells, has absorbed and will continue to absorb any non-consented interests.
The following tables present the working interests each farmout partner will earn within the contract area under the San
Augustine farmout agreements:
Brent Miller Area

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8th basis
Former Canaan Interest	64.0%	32.0%
Azul	20.0%	10.0%
Former JWM Interest	16.0%	8.0%
Total	100.0%	50.0%
Other Areas

Farmout Partner	% of Partnership's Working Interest	Maximum % on an 8/8th basis
Former Canaan Interest	40.0%	10.0%
Azul	50.0%	12.5%
Former JWM Interest	10.0%	2.5%
Total	100.0%	25.0%

Angelina County Farmout

In November 2020, the Partnership entered into a farmout agreement (the "Pivotal Farmout") with Pivotal. The Pivotal Farmout continues until April 2028, unless earlier terminated in accordance to the terms of the agreement. Pivotal earns 100% of the Partnership's working interest (ranging from approximately 12.5% to 25% on an 8/8ths basis) in wells drilled and operated by Aethon within the contract area subject to the agreement.
Impairment of Oil and Natural Gas Properties
Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. When assessing producing properties for impairment, the Partnership compared the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. For the years ended December 31, 2024, 2023, and 2022, the Partnership did not identify any indicators or impairment and as such, no impairment of oil and natural gas properties were recognized. See "Note 6 - Fair Value Measurements" for additional information.
NOTE 5 — COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS
The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses oil and natural gas commodity derivative

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2024 and 2023, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2024 and 2023. See "Note 6 – Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2024, the Partnership had seven counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under the Credit Facility.
The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$4,866	$(3,042)	$1,824
Long-term asset	Deferred charges and other long-term assets	768	(768)	—
Total assets		$5,634	$(3,810)	$1,824
Liabilities:
Current liability	Commodity derivative liabilities	$6,894	$(3,042)	$3,852
Long-term liability	Commodity derivative liabilities	12,349	(768)	11,581
Total liabilities		$19,243	$(3,810)	$15,433

		As of December 31, 2023
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets	$41,485	$(3,212)	$38,273
Long-term asset	Deferred charges and other long-term assets	498	(126)	372
Total assets		$41,983	$(3,338)	$38,645
Liabilities:
Current liability	Commodity derivative liabilities	$4,441	$(3,212)	$1,229
Long-term liability	Commodity derivative liabilities	207	(126)	81
Total liabilities		$4,648	$(3,338)	$1,310

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2024	2023	2022
	(in thousands)
Beginning fair value of commodity derivative instruments	$37,335	$28,941	$(53,545)
Gain (loss) on oil derivative instruments	(6,591)	3,888	(46,890)
Gain (loss) on natural gas derivative instruments	861	87,229	(73,790)
Net cash paid (received) on settlements of oil derivative instruments	8,524	(2,653)	77,790
Net cash paid (received) on settlements of natural gas derivative instruments	(53,738)	(80,070)	125,376
Net change in fair value of commodity derivative instruments	(50,944)	8,394	82,486
Ending fair value of commodity derivative instruments	$(13,609)	$37,335	$28,941

The Partnership had the following open derivative contracts for oil as of December 31, 2024:

	Volume (MBbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2024
Fourth quarter	190	$71.45	$67.00	$81.00
2025
First quarter	555	71.22	70.02	73.15
Second quarter	555	71.22	70.02	73.15
Third quarter	555	71.22	70.02	73.15
Fourth quarter	555	71.22	70.02	73.15
2026
First quarter	180	66.29	65.52	67.35
Second quarter	180	66.29	65.52	67.35
Third quarter	180	66.29	65.52	67.35
Fourth quarter	180	66.29	65.52	67.35

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of December 31, 2024:

	Volume (BBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2025
First quarter	10,800	$3.36	$3.02	$3.65
Second quarter	10,920	3.36	3.02	3.65
Third quarter	11,040	3.45	3.34	3.65
Fourth quarter	11,040	3.45	3.34	3.65
2026
First quarter	9,000	$3.55	$3.50	$3.68
Second quarter	9,100	3.55	3.50	3.68
Third quarter	9,200	3.55	3.50	3.68
Fourth quarter	9,200	3.55	3.50	3.68

The Partnership entered into the following derivative contracts for natural gas subsequent to December 31, 2024:

	Volume (BBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2026
First quarter	1,800	$4.05	$4.05	$4.05
Second quarter	1,820	4.05	4.05	4.05
Third quarter	1,840	4.05	4.05	4.05
Fourth quarter	1,840	4.05	4.05	4.05

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2024 and 2023.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2024 and 2023 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 5 – Commodity Derivative Financial Instruments" for additional information.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of
	Level 1	Level 2	Level 3	Counterparty Netting	Total
	(in thousands)
As of December 31, 2024
Financial Assets
Commodity derivative instruments	$—	$5,634	$—	$(3,810)	$1,824
Financial Liabilities
Commodity derivative instruments	—	19,243	—	(3,810)	15,433
As of December 31, 2023
Financial Assets
Commodity derivative instruments	$—	$41,983	$—	$(3,338)	$38,645
Financial Liabilities
Commodity derivative instruments	—	4,648	—	(3,338)	1,310

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
The Partnership’s estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2024 and 2023. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended 2024 and 2023.
NOTE 7 — SIGNIFICANT CUSTOMERS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. Pioneer Natural Resources and XTO Energy, subsidiaries of ExxonMobil Corporation, represented approximately 13% of total oil and natural gas revenues for the year ended December 31, 2024, no single customer exceeded 10% of total oil and natural gas revenues for the year ended December 31, 2023, and XTO Energy represented approximately 12% of total oil and natural gas revenues for the year ended December 31, 2022.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 2.50%, which is referred to as Adjusted Term SOFR. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) Adjusted Term SOFR for a one month-tenor plus 1.00%. As of December 31, 2023 and December 31, 2024 and, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 7.50% during the twelve months ended December 31, 2024 and the weighted-average interest rate was 7.36% as of December 31, 2023. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of December 31, 2024, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $25.0 million and zero at December 31, 2024 and 2023, respectively. The unused portion of the available borrowings under the Credit Facility was $350.0 million and $375.0 million at December 31, 2024 and 2023, respectively.
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

The Compensation Committee of the Board (the "Compensation Committee") annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2024 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2027. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2015 LTIP in the form of fully vested common units granted after each year of service.
The following table summarizes information about restricted units for the year ended December 31, 2024.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2023	597,175	$13.38
Granted	319,296	16.39
Vested	(311,294)	12.28
Forfeited	(77,434)	15.91
Unvested at December 31, 2024	527,743	$15.48
The weighted-average grant-date fair value per unit for unit-based awards was $16.39, $16.03, and $12.00 for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, unrecognized compensation cost associated with restricted unit awards was $4.3 million, which the Partnership expects to recognize over a weighted-average period of 1.70 years. The fair value of units vested for the years ended December 31, 2024, 2023, and 2022 was $5.0 million, $6.2 million, and $4.0 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2024, 2023, and 2022.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about performance units for the year ended December 31, 2024.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2023	922,039	$12.24
Granted[1]	389,801	15.11
Vested	(420,783)	9.50
Forfeited	(90,895)	15.47
Unvested at December 31, 2024	800,162	$14.71
1  Includes 70,505 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $15.11, $14.54, and $12.40 for the years ended December 31, 2024, 2023, and 2022, respectively. Unrecognized compensation cost associated with performance unit awards was $3.7 million as of December 31, 2024, which the Partnership expects to recognize over a weighted-average period of 1.69 years. The fair value of performance units vested for the years ended December 31, 2024, 2023 and 2022 was $6.3 million, $8.0 million, and $3.9 million, respectively.
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

The following table summarizes information about the aspirational performance units for the year ended December 31, 2024.

Aspirational Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2023	1,273,513	$12.06
Granted	18,891	15.88
Vested	—	—
Forfeited	(184,237)	11.84
Unvested at December 31, 2024	1,108,167	$12.16
Total compensation expense to be recognized over the life of the Aspirational Awards consists of $5.3 million for the performance cash awards and $13.5 million for the performance equity awards. Compensation expense related to the Aspirational Awards will be recorded over the service period when achievement of the performance condition is probable. As of December 31, 2024, the Partnership determined achievement of the performance condition was not yet probable and no expense was recognized.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Compensation Expense
The table below summarizes incentive compensation expense recorded in General and administrative expenses in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
Incentive compensation expense	2024	2023	2022
	(in thousands)
Cash — short and long-term incentive plan	$4,940	$4,442	$7,095
Equity-based compensation — restricted common units	3,982	3,852	4,089
Equity-based compensation — restricted performance units	2,284	4,774	11,174
Board of Directors incentive plan	2,298	2,203	2,125
Total incentive compensation expense	$13,504	$15,271	$24,483
NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred pre-tax or post-tax contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2024 will be resolved without material adverse effect on the Partnership’s financial condition or results of operations.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Partnership has the option to redeem all or a portion (equal to or greater than $100.0 million) of the Series B cumulative convertible preferred units at par within a 90-day period beginning on November 28, 2025, and each second anniversary thereafter.
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of December 31, 2024 and a carrying value of $299.1 million, including accrued distributions of $6.0 million as of December 31, 2023. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain redemption provisions are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$271,326	$422,549	$476,480
Distributions on Series B cumulative convertible preferred units	(29,466)	(21,776)	(21,000)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$241,860	$400,773	$455,480
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—	$—
Common units	241,860	400,773	455,480
	$241,860	$400,773	$455,480
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$241,860	$400,773	$455,480
Effect of dilutive securities	—	21,776	21,000
Numerator for diluted EPU - net income (loss) attributable to common unitholders after the effect of dilutive securities	$241,860	$422,549	$476,480
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	210,684	209,970	209,382
Effect of dilutive securities	96	15,135	15,064
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	210,780	225,105	224,446
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$1.15	$1.91	$2.18
Per common unit (diluted)	$1.15	$1.88	$2.12
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	—	—

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
The following table provides information about the Partnership's per unit distributions to common unitholders:

	Year Ended December 31,
	2024	2023	2022
Distributions declared and paid per common unit	$1.60	$1.90	$1.54
Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the year ended December 31, 2024. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.
NOTE 15 — SUBSEQUENT EVENTS
Distribution
On February 5, 2025, the Board approved a distribution for the period from October 1, 2024 to December 31, 2024 of $0.375 per common unit. Distributions will be paid on February 25, 2025 to unitholders of record at the close of business on February 18, 2025.
Acquisitions
Subsequent to December 31, 2024, the Partnership acquired mineral and royalty interests from various sellers for cash consideration of $5.4 million. These acquisitions were funded with cash from operating activities and borrowings under the Credit Facility.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$2,894	$—	$—
Unproved	107,537	14,605	149
Development Costs[1]	4,208	4,601	11,293
Total	$114,639	$19,206	$11,442

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
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2024	2023
	(in thousands)
Proved properties	$2,132,429	$2,136,056
Unproved properties	973,028	890,338
Total	3,105,457	3,026,394
Accumulated depreciation, depletion, amortization, and impairment	(1,973,460)	(1,961,899)
Oil and natural gas properties, net	$1,131,997	$1,064,495

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED
Oil and Natural Gas Reserve Information
The following table sets forth estimated net quantities of the Partnership’s proved, proved developed, and proved undeveloped oil and natural gas reserves. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB. For estimates of oil reserves, the average WTI spot oil prices used were $76.32, $78.21, and $94.14 per barrel as of December 31, 2024, 2023, and 2022, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $2.13, $2.64, and $6.36 per MMBtu as of December 31, 2024, 2023, and 2022, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude insignificant natural gas liquid quantities owned by the Partnership. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $74.14 per barrel for oil and $2.22 per Mcf for natural gas as of December 31, 2024, $76.90 per barrel for oil and $2.63 per Mcf for natural gas as of December 31, 2023, and $92.01 per barrel for oil and $6.50 per Mcf for natural gas as of December 31, 2022.

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2021	19,171	243,917	59,824
Revisions of previous estimates [1]	1,422	6,455	2,498
Extensions, discoveries and other additions[2]	2,182	78,992	15,347
Production	(3,591)	(59,778)	(13,554)
Net proved reserves at December 31, 2022	19,184	269,586	64,115
Revisions of previous estimates[1]	675	(20,578)	(2,754)
Extensions, discoveries and other additions[2]	2,989	87,935	17,645
Production	(3,757)	(64,647)	(14,532)
Net proved reserves at December 31, 2023	19,091	272,296	64,474
Revisions of previous estimates[1]	119	(25,218)	(4,084)
Purchases of minerals in place[3]	10	314	62
Sales of minerals in place[4]	(163)	(1,250)	(371)
Extensions, discoveries and other additions[2]	2,015	56,323	11,402
Production	(3,606)	(62,984)	(14,103)
Net proved reserves at December 31, 2024	17,466	239,481	57,380
Net Proved Developed Reserves
December 31, 2022	19,184	236,529	58,606
December 31, 2023	19,091	228,061	57,101
December 31, 2024	17,466	220,901	54,283
Net Proved Undeveloped Reserves
December 31, 2022	—	33,057	5,509
December 31, 2023	—	44,235	7,373
December 31, 2024	—	18,580	3,097
1 Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors. The most notable revisions are related to changes in commodity pricing.
2 Includes extensions and additions related to drilling activities in multiple areas, primarily within the Haynesville/Bossier play trend and the Permian Basin.
3 Includes the acquisition of mineral and royalty reserves primarily within the Haynesville/Bossier play trend.
4 Includes divestitures of working interest reserves primarily within the Austin Chalk play trend.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Future cash inflows	$1,827,316	$2,184,038	$3,518,494
Future production costs	(164,886)	(211,826)	(339,603)
Future development costs	(62,137)	(61,723)	(49,081)
Future income tax expense	(5,433)	(6,259)	(10,535)
Future net cash flows (undiscounted)	1,594,860	1,904,230	3,119,275
Annual discount 10% for estimated timing	(726,773)	(884,720)	(1,454,264)
Total	$868,087	$1,019,510	$1,665,011

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Standardized measure, beginning of year	$1,019,510	$1,665,011	$972,122
Sales, net of production costs	(367,686)	(420,228)	(692,629)
Net changes in prices and production costs related to future production	(51,740)	(649,695)	773,189
Extensions, discoveries and improved recovery, net of future production and development costs	174,145	295,413	476,342
Previously estimated development costs incurred during the period	—	—	854
Revisions of estimated future development costs	(123)	(4,221)	(1,986)
Revisions of previous quantity estimates, net of related costs	(65,903)	(78,139)	68,270
Accretion of discount	102,292	167,064	97,553
Purchases of reserves in place, less related costs	572	—	—
Sales of reserves in place	(5,194)	—	—
Changes in timing and other	62,214	44,305	(28,704)
Net increase (decrease) in standardized measures	(151,423)	(645,501)	692,889
Standardized measure, end of year	$868,087	$1,019,510	$1,665,011
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