Form 10-Q
period 2025-03-31
Black Stone Minerals, L.P.
filed 2025-05-06
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2025, there were 211,636,423 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,424	$2,519
Accrued revenue and accounts receivable	77,937	71,093
Commodity derivative assets, net	564	1,824
Prepaid expenses and other current assets	7,356	3,108
TOTAL CURRENT ASSETS	88,281	78,544
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $989,725 and $973,028 at March 31, 2025 and December 31, 2024, respectively	3,121,006	3,105,457
Accumulated depletion and impairment	(1,980,770)	(1,973,460)
Oil and natural gas properties, net	1,140,236	1,131,997
Other property and equipment, net of accumulated depreciation of $14,970 and $14,551 at March 31, 2025 and December 31, 2024, respectively	1,668	2,044
NET PROPERTY AND EQUIPMENT	1,141,904	1,134,041
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	8,650	6,321
TOTAL ASSETS	$1,238,835	$1,218,906
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,800	$5,946
Accrued liabilities	11,819	17,242
Commodity derivative liabilities, net	46,285	3,852
Other current liabilities	2,428	3,383
TOTAL CURRENT LIABILITIES	65,332	30,423
LONG–TERM LIABILITIES
Credit facility	63,000	25,000
Accrued incentive compensation	638	1,234
Commodity derivative liabilities, net	20,292	11,581
Asset retirement obligations	19,465	19,286
Other long-term liabilities	5,143	1,943
TOTAL LIABILITIES	173,870	89,467
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at March 31, 2025 and December 31, 2024	300,478	300,478
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 211,630 and 210,695 units outstanding at March 31, 2025 and December 31, 2024, respectively	764,487	828,961
TOTAL EQUITY	764,487	828,961
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,238,835	$1,218,906
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2025	2024
REVENUE
Oil and condensate sales	$50,093	$71,224
Natural gas and natural gas liquids sales	58,235	42,011
Lease bonus and other income	6,925	3,548
Revenue from contracts with customers	115,253	116,783
Gain (loss) on commodity derivative instruments	(56,001)	(11,290)
TOTAL REVENUE	59,252	105,493
OPERATING (INCOME) EXPENSE
Lease operating expense	2,162	2,432
Production costs and ad valorem taxes	10,185	13,038
Exploration expense	5,110	3
Depreciation, depletion, and amortization	9,130	11,639
General and administrative	15,172	14,090
Accretion of asset retirement obligations	332	317
TOTAL OPERATING EXPENSE	42,091	41,519
INCOME (LOSS) FROM OPERATIONS	17,161	63,974
OTHER INCOME (EXPENSE)
Interest and investment income	64	670
Interest expense	(1,397)	(629)
Other income (expense)	120	(88)
TOTAL OTHER INCOME (EXPENSE)	(1,213)	(47)
NET INCOME (LOSS)	15,948	63,927
Distributions on Series B cumulative convertible preferred units	(7,366)	(7,367)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$8,582	$56,560
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	8,582	56,560
	$8,582	$56,560
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.04	$0.27
Per common unit (diluted)	$0.04	$0.27
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	211,253	210,654
Weighted average common units outstanding (diluted)	211,253	210,654
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2024	210,695	$828,961
Repurchases of common units	(221)	(3,289)
Issuance of common units for property acquisitions	256	3,905
Restricted units granted, net of forfeitures	900	—
Equity–based compensation	—	5,919
Distributions	—	(79,177)
Charges to partners' equity for accrued distribution equivalent rights	—	(414)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income (loss)	—	15,948
BALANCE AT MARCH 31, 2025	211,630	$764,487

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2023	209,991	$918,208
Repurchases of common units	(287)	(4,381)
Restricted units granted, net of forfeitures	952	—
Equity–based compensation	—	5,431
Distributions	—	(99,899)
Charges to partners' equity for accrued distribution equivalent rights	—	(595)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income (loss)	—	63,927
BALANCE AT MARCH 31, 2024	210,656	$875,324
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,948	$63,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	9,130	11,639
Accretion of asset retirement obligations	332	317
Amortization of deferred charges	274	268
(Gain) loss on commodity derivative instruments	56,001	11,290
Net cash (paid) received on settlement of commodity derivative instruments	(3,611)	13,797
Equity-based compensation	3,055	2,383
Changes in operating assets and liabilities:
Accrued revenue and accounts receivable	(6,860)	9,851
Prepaid expenses and other current assets	(4,248)	(220)
Accounts payable, accrued liabilities, and other	(5,145)	(8,510)
Settlement of asset retirement obligations	(41)	(282)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,835	104,460
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(10,259)	(22,966)
Additions to oil and natural gas properties	(129)	(285)
Additions to oil and natural gas properties leasehold costs	(3,036)	(753)
Purchases of other property and equipment	(43)	(39)
Proceeds from the sale of oil and natural gas properties	400	79
NET CASH USED IN INVESTING ACTIVITIES	(13,067)	(23,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(79,177)	(99,899)
Distributions to Series B cumulative convertible preferred unitholders	(7,366)	(6,026)
Repurchases of common units	(3,289)	(4,381)
Borrowings under credit facility	81,000	6,000
Repayments under credit facility	(43,000)	(6,000)
Debt issuance costs and other	(31)	(16)
NET CASH USED IN FINANCING ACTIVITIES	(51,863)	(110,322)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(95)	(29,826)
CASH AND CASH EQUIVALENTS – beginning of the period	2,519	70,282
CASH AND CASH EQUIVALENTS – end of the period	$2,424	$40,456
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,041	$361
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form 10-K").
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Segment Reporting
The Partnership operates in a single reportable segment. The Partnership generates revenue from the sale of oil and natural gas, as well as lease bonus and other income that is derived from our oil and natural gas properties. These properties are all located within the continental U.S., including all of the major onshore producing basins. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Partnership’s chief executive officer has been determined to be the CODM and allocates resources and assesses performance based upon net income reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate the income generated from segment assets in deciding whether to reinvest profits into the Partnership's oil and natural gas properties or for other activities such as distributions to unitholders and reducing outstanding borrowings as applicable.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2024 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2025.
Accrued Revenue and Accounts Receivable

The following table presents information about the Partnership's accrued revenue and accounts receivable:

	March 31, 2025	December 31, 2024

	(in thousands)
Accrued revenue	$74,792	$67,047
Accounts receivable	3,145	4,046
Total accrued revenue and accounts receivable	$77,937	$71,093
Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which enhances the disclosures required for certain expense captions in the Partnership's annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Partnership is currently evaluating the impact of this standard on its disclosures.
NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions
In the first quarter of 2025, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $14.2 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $10.3 million in cash that was funded from operating activities and $3.9 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During the year ended December 31, 2024, the Partnership acquired mineral and royalty interests that consisted of unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $110.4 million, including capitalized direct transaction costs, and were considered asset acquisitions. The cash portion of the consideration paid of $109.4 million was funded with borrowings under our Credit Facility and funds from operating activities, and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair value of the common units issued on the acquisition date.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Exchanges
During 2024 and the first quarter of 2025, the Partnership completed multiple asset exchange transactions to consolidate a concentrated acreage position in East Texas. The acreage surrendered in these transactions constituted partial dispositions of unproved property and no gains or losses were recognized.
In March 2025, the Partnership closed on a transaction with a third-party operator whereby the Partnership acquired an oil and natural gas lease on approximately 2,900 net leasehold acres in East Texas in exchange for the assignment of approximately 900 undeveloped net mineral and royalty acres in Louisiana.
In February 2025, the Partnership closed on a transaction with a third-party operator whereby the Partnership exchanged oil and natural gas leases covering certain acreage in East Texas. The Partnership acquired approximately 2,100 net leasehold acres in exchange for approximately 3,700 net leasehold acres.
In July 2024, the Partnership closed on a transaction with a third-party operator whereby the Partnership acquired an oil and natural gas lease on approximately 8,000 net leasehold acres in East Texas in exchange for the assignment of approximately 51,000 undeveloped net mineral and royalty acres in Mississippi.
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
As of March 31, 2025, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. See "Note 5 - Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2025, the Partnership had seven counterparties that also serve as lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		March 31, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$4,316	$(3,752)	$564
Long-term asset	Deferred charges and other long-term assets	529	(515)	14
Total assets		$4,845	$(4,267)	$578
Liabilities:
Current liability	Commodity derivative liabilities, net	$50,037	$(3,752)	$46,285
Long-term liability	Commodity derivative liabilities, net	20,807	(515)	20,292
Total liabilities		$70,844	$(4,267)	$66,577

		December 31, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$4,866	$(3,042)	$1,824
Long-term asset	Deferred charges and other long-term assets	768	(768)	—
Total assets		$5,634	$(3,810)	$1,824
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,894	$(3,042)	$3,852
Long-term liability	Commodity derivative liabilities, net	12,349	(768)	11,581
Total liabilities		$19,243	$(3,810)	$15,433

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2025	2024
	(in thousands)
Beginning fair value of commodity derivative instruments	$(13,609)	$37,335
Gain (loss) on oil derivative instruments	(814)	(23,230)
Gain (loss) on natural gas derivative instruments	(55,187)	11,940
Net cash paid (received) on settlements of oil derivative instruments	383	(121)
Net cash paid (received) on settlements of natural gas derivative instruments	3,228	(13,676)
Net change in fair value of commodity derivative instruments	(52,390)	(25,087)
Ending fair value of commodity derivative instruments	$(65,999)	$12,248
The Partnership had the following open derivative contracts for oil as of March 31, 2025:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2025
First Quarter	185,000	$71.22	$70.02	$73.15
Second Quarter	555,000	71.22	70.02	73.15
Third Quarter	555,000	71.22	70.02	73.15
Fourth Quarter	555,000	71.22	70.02	73.15
2026
First Quarter	360,000	$64.82	$63.00	$67.35
Second Quarter	360,000	64.82	63.00	67.35
Third Quarter	360,000	64.82	63.00	67.35
Fourth Quarter	360,000	64.82	63.00	67.35

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of March 31, 2025:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2025
Second Quarter	10,920,000	$3.36	$3.02	$3.65
Third Quarter	11,040,000	3.45	3.34	3.65
Fourth Quarter	11,040,000	3.45	3.34	3.65
2026
First Quarter	11,700,000	$3.67	$3.50	$4.05
Second Quarter	11,830,000	3.67	3.50	4.05
Third Quarter	11,960,000	3.67	3.50	4.05
Fourth Quarter	11,960,000	3.67	3.50	4.05
The Partnership entered into the following derivative contracts for oil subsequent to March 31, 2025:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2026
First Quarter	30,000	$65.67	$65.67	$65.67
Second Quarter	30,000	65.67	65.67	65.67
Third Quarter	30,000	65.67	65.67	65.67
Fourth Quarter	30,000	65.67	65.67	65.67
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the three months ended March 31, 2025 and 2024.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of March 31, 2025 and December 31, 2024 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of March 31, 2025
Financial Assets
Commodity derivative instruments	$—	$4,845	$—	$(4,267)	$578
Financial Liabilities
Commodity derivative instruments	$—	$70,844	$—	$(4,267)	$66,577
As of December 31, 2024
Financial Assets
Commodity derivative instruments	$—	$5,634	$—	$(3,810)	$1,824
Financial Liabilities
Commodity derivative instruments	$—	$19,243	$—	$(3,810)	$15,433
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the three months ended March 31, 2025 or the year ended December 31, 2024. See "Note 3 - Oil and Natural Gas Properties".
Oil and natural gas properties are measured at fair value on a non-recurring basis using the income approach when impaired. Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties. The factors used to determine future cash flows associated with those properties include estimates of proved reserves, future commodity prices, timing of future production, operating costs, future capital expenditures, and, with respect to estimating fair value, a risk-adjusted discount rate.
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no assets measured at fair value on a non-recurring basis for the three months ended March 31, 2025 or the year ended December 31, 2024.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2027. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The April 2024, November 2024, and April 2025 borrowing base redeterminations reaffirmed the borrowing base at $580.0 million. After each redetermination we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for October 2025.
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 0.10%, which is referred to as Adjusted Term SOFR. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of December 31, 2024 and March 31, 2025, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 6.92% during the three months ended March 31, 2025 and 7.50% for the twelve months ended December 31, 2024. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of March 31, 2025, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $63.0 million and $25.0 million at March 31, 2025 and December 31, 2024, respectively. The unused portion of the available borrowings under the Credit Facility was $312.0 million and $350.0 million at March 31, 2025 and December 31, 2024, respectively.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of March 31, 2025 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash—short and long-term incentive plans	$1,286	$1,260
Equity-based compensation—restricted common units	963	996
Equity-based compensation—restricted performance units	1,542	738
Board of Directors incentive plan	550	649
Total incentive compensation expense	$4,341	$3,643
For the three months ended March 31, 2025, the Partnership repurchased 221,050 common units at a weighted average price of $14.88 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Partnership has the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units during biennial 90-day windows. The next redemption window opens on November 28, 2025. The Partnership must provide 20 business days' notice to the holders of the Series B cumulative convertible preferred units of its intent to redeem, and the holders may either allow the redemption to occur or elect to convert the Series B cumulative convertible preferred units into common units as described above.
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of March 31, 2025 and December 31, 2024. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per unit amounts)
NET INCOME (LOSS)	$15,948	$63,927
Distributions on Series B cumulative convertible preferred units	(7,366)	(7,367)
NET INCOME (LOSS) ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$8,582	$56,560
ALLOCATION OF NET INCOME (LOSS):
General partner interest	$—	$—
Common units	8,582	56,560
	$8,582	$56,560
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$8,582	$56,560
Effect of dilutive securities	—	—
Numerator for diluted EPU - Net income (loss) attributable to common unitholders after the effect of dilutive securities	$8,582	$56,560
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	211,253	210,654
Effect of dilutive securities	—	—
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	211,253	210,654
NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.04	$0.27
Per common unit (diluted)	$0.04	$0.27
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	15,072

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The partnership agreement generally provides that beginning on November 28, 2023 any distributions are paid each quarter in the following manner:
• first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 9.8% of the face amount of the preferred units per annum, subject to readjustment every two years thereafter; and
• second, to the holders of common units.

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended March 31,
	2025	2024
Distributions declared and paid per common unit	$0.3750	$0.4750

Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the three months ended March 31, 2025. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On April 16, 2025, the Board approved a distribution for the three months ended March 31, 2025 of $0.375 per common unit. Distributions will be payable on May 15, 2025 to unitholders of record at the close of business on May 8, 2025.
Acquisitions
Subsequent to March 31, 2025, the Partnership acquired mineral and royalty interests from various sellers for cash consideration of $21.4 million. These acquisitions were funded with cash from operating activities and borrowings under the Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”
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

•domestic and foreign trade policies, including tariffs and other controls on imports or exports of goods, including energy products;

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our 2024 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Development Activity
At the end of the first quarter, EXCO Resources Inc. was operating one rig, and Aethon was operating three rigs on our Angelina, Nacogdoches, and San Augustine acreage in the Shelby Trough. During the quarter, Aethon successfully turned to sales 11 gross (0.7 net) wells, with the majority of the wells showing improved results compared to older offsets. Aethon’s development program remains on track, with an estimated 17 gross (1.0 net) additional wells expected to turn to sales during the remainder of 2025.
In the Louisiana Haynesville, development continued under our Accelerated Drilling Agreements (“ADAs”). These agreements provide greater near-term certainty by accelerating development and associated revenue in our high-interest areas in exchange for a modest reduction in royalty burden. During the first quarter, two gross (0.2 net) wells in De Soto Parish were turned to sales under our ADAs.

In the Permian Basin, we continue to monitor several large-scale development projects expected to generate meaningful liquids volumes in 2025 and beyond. As previously disclosed, a large operator has planned more than 35 gross (1.25 net) wells in Culberson County, Texas. To date, 24 of these wells have been spud. We anticipate nine gross wells to turn to sales in the fourth quarter of 2025, with the remainder expected in the first half of 2026.
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
Oil prices decreased during the first quarter of 2025 due to concerns arising from changes in trade policies, including the imposition of tariffs and other import/export restrictions, and their resulting consequences, which raised fears of a global economic slowdown and weakened expectations for oil demand growth. In April 2025, OPEC+ announced plans to accelerate production increases starting in May that were originally set for July, causing oil prices to continue to decrease. Natural gas prices rose in the first quarter of 2025 due to unusually cold weather in January and February, leading to higher consumption for heating and lower than expected storage levels. In addition, two new LNG export facilities began operations during the quarter, driving additional demand and higher prices. Given the dynamic nature of these events, including uncertainty regarding changes in trade policies and their resulting consequences, we cannot reasonably estimate how long these market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2025	2024
Benchmark Prices[1]	First Quarter	First Quarter
WTI spot oil price ($/Bbl)	$71.87	$83.96
Henry Hub spot natural gas ($/MMBtu)	4.11	1.54
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2025	2024
U.S. Rotary Rig Count[1]	First Quarter	First Quarter
Oil	484	506
Natural gas	103	112
Other	5	3
Total	592	621
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The U.S. Energy Information Administration ("EIA") expects inventories will rise to 3.7 Tcf by the end of October 2025, which would be 3% lower than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2025	2024
Region[1]	First Quarter	First Quarter
East	284	363
Midwest	364	510
Mountain	165	162
Pacific	202	227
South Central	758	996
Total	1,773	2,258
1 Source: EIA

Natural Gas Exports

Net natural gas exports averaged 14.4 Bcf per day during the first quarter of 2025, a 21% increase from the 2024 average. The EIA forecasts average exports of 15.5 Bcf per day for the remainder of 2025 and 16.4 Bcf per day for 2026. The EIA forecast reflects assumptions that U.S. LNG exports will increase as new LNG export projects begin operations during 2025.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of March 31, 2025 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of March 31, 2025, we have hedged a portion of our expected future volumes for the remainder of 2025 and 2026.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income (loss)	$15,948	$63,927
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	9,130	11,639
Interest expense	1,397	629
Income tax expense (benefit)	(85)	135
Accretion of asset retirement obligations	332	317
Equity–based compensation	3,055	2,383
Unrealized (gain) loss on commodity derivative instruments	52,390	25,087
Adjusted EBITDA	82,167	104,117
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(1)
Cash interest expense	(1,123)	(361)
Preferred unit distributions	(7,366)	(7,367)
Distributable cash flow	$73,677	$96,388

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	716	923	(207)	(22.4)%
Natural gas (MMcf)[1]	14,853	16,470	(1,617)	(9.8)%
Equivalents (MBoe)	3,192	3,668	(476)	(13.0)%
Equivalents/day (MBoe)	35.5	40.3	(4.8)	(11.9)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$69.96	$77.17	$(7.21)	(9.3)%
Natural gas ($/Mcf)[1]	3.92	2.55	1.37	53.7%
Equivalents ($/Boe)	$33.94	$30.87	$3.07	9.9%
Revenue:
Oil and condensate sales	$50,093	$71,224	$(21,131)	(29.7)%
Natural gas and natural gas liquids sales[1]	58,235	42,011	16,224	38.6%
Lease bonus and other income	6,925	3,548	3,377	95.2%
Revenue from contracts with customers	115,253	116,783	(1,530)	(1.3)%
Gain (loss) on commodity derivative instruments	(56,001)	(11,290)	(44,711)	(396.0)%
Total revenue	$59,252	$105,493	$(46,241)	(43.8)%
Operating expenses:
Lease operating expense	$2,162	$2,432	$(270)	(11.1)%
Production costs and ad valorem taxes	10,185	13,038	(2,853)	(21.9)%
Exploration expense	5,110	3	5,107	NM2
Depreciation, depletion, and amortization	9,130	11,639	(2,509)	(21.6)%
General and administrative	15,172	14,090	1,082	7.7%
Other expense:
Interest expense	1,397	629	768	122.1%
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
2 Not meaningful.
Revenue
Total revenue for the quarter ended March 31, 2025 decreased compared to the quarter ended March 31, 2024. The decrease is primarily due to an increase in unrealized losses from our commodity derivative instruments and a decrease in oil, and condensate sales, compared to the corresponding prior period. The decreased in revenue was partially offset by an increase in natural gas and NGL sales.

Oil and condensate sales. Oil and condensate sales decreased for the quarter ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to lower production volumes and realized commodity prices. The decrease in oil and condensate production was driven by reduced mineral and royalty production in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 94% of total oil and condensate volumes for quarters ended March 31, 2025 and 2024, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended March 31, 2025 as compared to the corresponding prior period. The increase was due to higher realized commodity prices between the comparative periods partially offset by a reduction in production volumes. The decrease in natural gas and NGL production was driven by lower mineral and royalty production in the Haynesville/Bossier, Fayetteville, and Austin Chalk play trends. Mineral and royalty interest production accounted for 97% and 95% of our natural gas volumes for the quarters ended March 31, 2025 and 2024, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the first quarter of 2025, we recognized an increase in losses from our commodity derivative instruments compared to the same period in 2024. For the three months ended March 31, 2025, we recognized $3.6 million of realized losses and $52.4 million of unrealized losses from our oil and natural gas commodity contracts, compared to $13.8 million of realized gains and $25.1 million of unrealized losses in the same period in 2024. The unrealized losses on our commodity contracts during the first quarter of 2025 and the unrealized losses in the corresponding period in 2024 were primarily driven by changes in the forward commodity price curves for oil and natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the first quarter of 2025 was higher than the same period in 2024. Leasing activity in the Permian Basin and proceeds from surface use waivers on our mineral acreage supporting solar development in Louisiana made up the majority of lease bonus and other income for the first quarter of 2025. The majority of lease bonus and other income for the first quarter of 2024 came from leasing activity in the Austin Chalk and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended March 31, 2025 as compared to the same period in 2024, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended March 31, 2025, production costs and ad valorem taxes decreased as compared to the quarter ended March 31, 2024, primarily due to lower production taxes stemming from lower oil and condensate commodity prices and decreased production volumes.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where the Partnership is the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. For the quarter ended March 31, 2025, exploration expenses increased compared to the same period in 2024, primarily due to a one-time $4.0 million purchase of seismic data and additional costs related to seismic data acquisition projects. These seismic initiatives aim to further bolster our subsurface evaluation of the expanded Shelby Trough area. Exploration expenses were minimal in the first quarter of 2024.

Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended March 31, 2025 as compared to the same period in 2024 due to lower production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended March 31, 2025, general and administrative expenses increased as compared to the same period in 2024, primarily due to increased cash and equity-based compensation. The increase in equity-based compensation was due to higher costs recognized for performance-based incentive awards resulting from upward movements in our common unit price during the quarter ended March 31, 2025 compared to minimal price changes in the corresponding period in 2024.
Interest expense. Interest expense in the first quarter of 2025 increased as compared to the corresponding period in 2024, due to increased borrowings under our Credit Facility. Average outstanding borrowings during the first quarter of 2025 were higher than the first quarter of 2024 due to funding acquisitions in 2025 and 2024.
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

Cash Flows
The following table shows our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change

	(in thousands)
Cash flows provided by operating activities	$64,835	$104,460	$(39,625)
Cash flows provided by (used in) investing activities	(13,067)	(23,964)	10,897
Cash flows provided by (used in) financing activities	(51,863)	(110,322)	58,459
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the three months ended March 31, 2025 as compared to the same period of 2024. The decrease was primarily due to reduced oil and condensate sales due to lower realized commodity prices and production, changes in operating assets and liabilities due to the timing of payments, and net cash paid on the settlement of commodity derivatives in the three months ended March 31, 2025 compared to net cash received for the same period of 2024. The overall decrease in cash flows from operations was partially offset by increased natural gas and NGL sales resulting from higher realized commodity prices.
Investing Activities. Net cash used in investing activities in the three months ended March 31, 2025 decreased as compared to the same period of 2024. The decrease was primarily due to reduced acquisitions of oil and natural gas properties in the three months ended March 31, 2025 compared to the same period of 2024.
Financing Activities. Cash flows used in financing activities decreased for the three months ended March 31, 2025 as compared to the same period of 2024. The decrease was primarily due to lower distributions paid to unitholders and net borrowings on our Credit Facility for the three months ended March 31, 2025.
Development Capital Expenditures
Our 2025 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million, of which $0.1 million has been invested in the three months ended March 31, 2025. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest. Through March 31, 2025, we have also spent $3.0 million acquiring leases on acreage utilized for our drilling programs.
Acquisitions
During the three months ended March 31, 2025, we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $14.2 million, including capitalized direct transaction costs. The consideration paid consisted of $10.3 million in cash that was funded from operating activities and $3.9 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
See "Note 3 – Oil and Natural Gas Properties" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Asset Exchanges
During 2024 and the first quarter of 2025, we completed multiple asset exchange transactions to consolidate a concentrated acreage position in East Texas.
In March 2025, we closed on a transaction with a third-party operator whereby we acquired an oil and natural gas lease on approximately 2,900 net leasehold acres in East Texas in exchange for the assignment of approximately 900 undeveloped net mineral and royalty acres in Louisiana.
In February 2025, we closed on a transaction with a third-party operator whereby we exchanged oil and natural gas leases covering certain acreage in East Texas. The Partnership acquired approximately 2,100 net leasehold acres in exchange for approximately 3,700 net leasehold acres.
In July 2024, we closed on a transaction with a third-party operator whereby we acquired an oil and natural gas lease on approximately 8,000 net leasehold acres in East Texas in exchange for the assignment of approximately 51,000 undeveloped net mineral and royalty acres in Mississippi.
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
The San Augustine JEA provides for a minimum of nine wells to be drilled in the current (third) program year ending in May 2025, with a minimum of 12 wells to be drilled in the fourth program year scheduled to commence in June 2025 and each program year thereafter. As of March 31, 2025, Aethon had drilled eight wells in the third program year under the San Augustine JEA, with one more well expected to be drilled by the end of the current program year in May 2025.
The Angelina JEA provides for a minimum 15 wells to be drilled in the current (fourth) program year ending in June 2025 and, each program year thereafter. As of March 31, 2025, Aethon had drilled nine wells in the fourth program year under the Angelina JEA, with six more wells expected to be drilled by the end of the current program year in June 2025.
Farmout Agreements
We have entered into farmout arrangements designed to reduce our working interest capital expenditures and thereby significantly lower our capital spending other than for mineral and royalty interest acquisitions. Under these agreements, we conveyed our rights to participate in certain non-operated working interest opportunities to external capital providers while retaining value from these interests in the form of additional royalty income or retained economic interests. These farmout arrangements cover a portion of our share of working interests under active development by Aethon in San Augustine and Angelina County in East Texas.

Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2027. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. The April 2024, November 2024, and April 2025 borrowing base redeterminations reaffirmed the borrowing base at $580.0 million. After each redetermination we elected to maintain cash commitments at $375.0 million. The next semi-annual redetermination is scheduled for October 2025.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of March 31, 2025, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of March 31, 2025, there have been no material changes to our contractual obligations previously disclosed in our 2024 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of March 31, 2025, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2024 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended March 31, 2025. Applying this discount results in an approximate 1.3% reduction of proved reserve volumes as compared to the undiscounted March 31, 2025 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2025, we had seven counterparties, all of which were rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.

Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the three months ended March 31, 2025, we had $47.1 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 6.92%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in a de minimis increase in interest expense, and a corresponding decrease in our results of operations, for the three months ended March 31, 2025, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our 2024 Annual Report on Form 10-K. Except to the extent updated below, there has been no material change in our risk factors from those described in our 2024 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2025, we closed on purchases of certain mineral and royalty interests using an aggregate of 255,735 common units valued at $3.9 million to fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units during the three months ended March 31, 2025:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2025	82,229	$14.49	—	$150,000,000
February 1 - February 28, 2025	138,821	15.11	—	150,000,000
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
Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: May 6, 2025	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ H. Taylor DeWalch
H. Taylor DeWalch
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)