Form 10-Q
period 2025-06-30
Black Stone Minerals, L.P.
filed 2025-08-05
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2025, there were 211,852,971 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,519	$2,519
Accrued revenue and accounts receivable	80,025	71,093
Commodity derivative assets, net	2,111	1,824
Prepaid expenses and other current assets	8,731	3,108
TOTAL CURRENT ASSETS	93,386	78,544
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,015,395 and $973,028 at June 30, 2025 and December 31, 2024, respectively	3,153,976	3,105,457
Accumulated depletion and impairment	(1,989,690)	(1,973,460)
Oil and natural gas properties, net	1,164,286	1,131,997
Other property and equipment, net of accumulated depreciation of $15,238 and $14,551 at June 30, 2025 and December 31, 2024, respectively	1,508	2,044
NET PROPERTY AND EQUIPMENT	1,165,794	1,134,041
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	8,709	6,321
TOTAL ASSETS	$1,267,889	$1,218,906
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,877	$5,946
Accrued liabilities	12,504	17,242
Commodity derivative liabilities, net	7,072	3,852
Other current liabilities	2,528	3,383
TOTAL CURRENT LIABILITIES	28,981	30,423
LONG–TERM LIABILITIES
Credit facility	99,000	25,000
Accrued incentive compensation	788	1,234
Commodity derivative liabilities, net	11,766	11,581
Asset retirement obligations	19,728	19,286
Other long-term liabilities	5,010	1,943
TOTAL LIABILITIES	165,273	89,467
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at June 30, 2025 and December 31, 2024	300,478	300,478
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 211,842 and 210,695 units outstanding at June 30, 2025 and December 31, 2024, respectively	802,138	828,961
TOTAL EQUITY	802,138	828,961
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,267,889	$1,218,906
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Oil and condensate sales	$55,807	$73,889	$105,900	$145,113
Natural gas and natural gas liquids sales	46,189	36,493	104,424	78,504
Lease bonus and other income	4,714	4,789	11,639	8,337
Revenue from contracts with customers	106,710	115,171	221,963	231,954
Gain (loss) on commodity derivative instruments	52,784	(5,547)	(3,217)	(16,837)
TOTAL REVENUE	159,494	109,624	218,746	215,117
OPERATING (INCOME) EXPENSE
Lease operating expense	2,990	2,579	5,152	5,011
Production costs and ad valorem taxes	9,026	13,469	19,211	26,507
Exploration expense	1,749	14	6,859	17
Depreciation, depletion, and amortization	9,187	11,356	18,317	22,995
General and administrative	13,924	13,395	29,096	27,485
Accretion of asset retirement obligations	337	321	669	638
TOTAL OPERATING EXPENSE	37,213	41,134	79,304	82,653
INCOME FROM OPERATIONS	122,281	68,490	139,442	132,464
OTHER INCOME (EXPENSE)
Interest and investment income	56	462	120	1,132
Interest expense	(2,270)	(626)	(3,667)	(1,255)
Other income (expense)	(39)	(4)	81	(92)
TOTAL OTHER EXPENSE	(2,253)	(168)	(3,466)	(215)
NET INCOME	120,028	68,322	135,976	132,249
Distributions on Series B cumulative convertible preferred units	(7,367)	(7,366)	(14,733)	(14,733)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$112,661	$60,956	$121,243	$117,516
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	112,661	60,956	121,243	117,516
	$112,661	$60,956	$121,243	$117,516
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.53	$0.29	$0.57	$0.56
Per common unit (diluted)	$0.53	$0.29	$0.57	$0.56
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	211,689	210,703	211,472	210,679
Weighted average common units outstanding (diluted)	226,761	210,703	211,472	210,679
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2024	210,695	$828,961
Repurchases of common units	(221)	(3,289)
Issuance of common units for property acquisitions	256	3,905
Restricted units granted, net of forfeitures	900	—
Equity–based compensation	—	5,919
Distributions	—	(79,177)
Charges to partners' equity for accrued distribution equivalent rights	—	(414)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income	—	15,948
BALANCE AT MARCH 31, 2025	211,630	$764,487
Repurchases of common units	(36)	(466)
Issuance of common units for property acquisitions	253	3,512
Restricted units granted, net of forfeitures	(5)	—
Equity–based compensation	—	1,691
Distributions	—	(79,363)
Charges to partners' equity for accrued distribution equivalent rights	—	(384)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income	—	120,028
BALANCE AT JUNE 30, 2025	211,842	$802,138

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2023	209,991	$918,208
Repurchases of common units	(287)	(4,381)
Restricted units granted, net of forfeitures	952	—
Equity–based compensation	—	5,431
Distributions	—	(99,899)
Charges to partners' equity for accrued distribution equivalent rights	—	(595)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income	—	63,927
BALANCE AT MARCH 31, 2024	210,656	$875,324
Repurchases of common units	(4)	(68)
Issuance of common units for property acquisitions	64	1,039
Restricted units granted, net of forfeitures	(34)	—
Equity–based compensation	—	1,935
Distributions	—	(79,014)
Charges to partners' equity for accrued distribution equivalent rights	—	(185)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income	—	68,322
BALANCE AT JUNE 30, 2024	210,682	$859,987
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$135,976	$132,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	18,317	22,995
Accretion of asset retirement obligations	669	638
Amortization of deferred charges	550	536
(Gain) loss on commodity derivative instruments	3,217	16,837
Net cash (paid) received on settlement of commodity derivative instruments	(465)	25,616
Equity-based compensation	5,015	4,588
Changes in operating assets and liabilities:
Accrued revenue and accounts receivable	(8,948)	8,481
Prepaid expenses and other current assets	(5,623)	(737)
Accounts payable, accrued liabilities, and other	(3,297)	(5,990)
Settlement of asset retirement obligations	(100)	(368)
NET CASH PROVIDED BY OPERATING ACTIVITIES	145,311	204,845
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(37,990)	(49,478)
Additions to oil and natural gas properties	(326)	(388)
Additions to oil and natural gas properties leasehold costs	(4,620)	(1,839)
Purchases of other property and equipment	(151)	(55)
Proceeds from the sale of oil and natural gas properties	400	79
NET CASH USED IN INVESTING ACTIVITIES	(42,687)	(51,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(158,540)	(178,913)
Distributions to Series B cumulative convertible preferred unitholders	(14,733)	(13,393)
Repurchases of common units	(3,289)	(4,449)
Borrowings under credit facility	179,000	9,000
Repayments under credit facility	(105,000)	(9,000)
Debt issuance costs and other	(62)	(22)
NET CASH USED IN FINANCING ACTIVITIES	(102,624)	(196,777)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(43,613)
CASH AND CASH EQUIVALENTS – beginning of the period	2,519	70,282
CASH AND CASH EQUIVALENTS – end of the period	$2,519	$26,669
SUPPLEMENTAL DISCLOSURE
Interest paid	$2,939	$719
Common units issued for property acquisitions	$7,417	$1,039
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2024 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2025.
Accrued Revenue and Accounts Receivable

The following table presents information about the Partnership's accrued revenue and accounts receivable:

	June 30, 2025	December 31, 2024

	(in thousands)
Accrued revenue	$74,577	$67,047
Accounts receivable	5,448	4,046
Total accrued revenue and accounts receivable	$80,025	$71,093
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the six months ended June 30, 2025, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $45.4 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $38.0 million in cash that was funded from operating activities and $7.4 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
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
Asset Exchanges
The Partnership completed multiple asset exchange transactions to consolidate a concentrated acreage position in East Texas. These transactions, which are described below, involved partial dispositions of unproved property, and no gains or losses were recognized.
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
As of June 30, 2025, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024. See "Note 5 - Fair Value Measurements" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2025, the Partnership had seven counterparties that also serve as lenders under the Credit Facility.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		June 30, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$12,829	$(10,718)	$2,111
Long-term asset	Deferred charges and other long-term assets	3,652	(3,286)	366
Total assets		$16,481	$(14,004)	$2,477
Liabilities:
Current liability	Commodity derivative liabilities, net	$17,790	$(10,718)	$7,072
Long-term liability	Commodity derivative liabilities, net	15,052	(3,286)	11,766
Total liabilities		$32,842	$(14,004)	$18,838

		December 31, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$4,866	$(3,042)	$1,824
Long-term asset	Deferred charges and other long-term assets	768	(768)	—
Total assets		$5,634	$(3,810)	$1,824
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,894	$(3,042)	$3,852
Long-term liability	Commodity derivative liabilities, net	12,349	(768)	11,581
Total liabilities		$19,243	$(3,810)	$15,433

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
	(in thousands)
Beginning fair value of commodity derivative instruments	$(65,999)	$12,248	$(13,609)	$37,335
Gain (loss) on oil derivative instruments	17,224	(1,226)	16,411	(24,456)
Gain (loss) on natural gas derivative instruments	35,560	(4,321)	(19,628)	7,619
Net cash paid (received) on settlements of oil derivative instruments	(4,038)	5,526	(3,656)	5,405
Net cash paid (received) on settlements of natural gas derivative instruments	892	(17,345)	4,121	(31,021)
Net change in fair value of commodity derivative instruments	49,638	(17,366)	(2,752)	(42,453)
Ending fair value of commodity derivative instruments	$(16,361)	$(5,118)	$(16,361)	$(5,118)
The Partnership had the following open derivative contracts for oil as of June 30, 2025:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2025
Second Quarter	185,000	$71.22	$70.02	$73.15
Third Quarter	555,000	71.22	70.02	73.15
Fourth Quarter	555,000	71.22	70.02	73.15
2026
First Quarter	480,000	$64.80	$62.63	$67.35
Second Quarter	480,000	64.80	62.63	67.35
Third Quarter	480,000	64.80	62.63	67.35
Fourth Quarter	480,000	64.80	62.63	67.35

The Partnership had the following open derivative contracts for natural gas as of June 30, 2025:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2025
Third Quarter	11,040,000	$3.45	$3.34	$3.65
Fourth Quarter	11,040,000	3.45	3.34	3.65
2026
First Quarter	11,700,000	$3.67	$3.50	$4.05
Second Quarter	11,830,000	3.67	3.50	4.05
Third Quarter	11,960,000	3.67	3.50	4.05
Fourth Quarter	11,960,000	3.67	3.50	4.05

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the six months ended June 30, 2025 and 2024.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of June 30, 2025 and December 31, 2024 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of June 30, 2025
Financial Assets
Commodity derivative instruments	$—	$16,481	$—	$(14,004)	$2,477
Financial Liabilities
Commodity derivative instruments	$—	$32,842	$—	$(14,004)	$18,838
As of December 31, 2024
Financial Assets
Commodity derivative instruments	$—	$5,634	$—	$(3,810)	$1,824
Financial Liabilities
Commodity derivative instruments	$—	$19,243	$—	$(3,810)	$15,433
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the six months ended June 30, 2025 or the year ended December 31, 2024. See "Note 3 - Oil and Natural Gas Properties."
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
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no assets measured at fair value on a non-recurring basis for the six months ended June 30, 2025 or the year ended December 31, 2024.

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
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 0.10%, which is referred to as Adjusted Term SOFR. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of December 31, 2024 and June 30, 2025, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 7.10% during the six months ended June 30, 2025 and 7.50% for the twelve months ended December 31, 2024. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of June 30, 2025, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $99.0 million and $25.0 million at June 30, 2025 and December 31, 2024, respectively. The unused portion of the available borrowings under the Credit Facility was $276.0 million and $350.0 million at June 30, 2025 and December 31, 2024, respectively.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Partnership’s business includes activities that are subject to U.S. federal, state, and local environmental regulations with regard to air, land, and water quality and other environmental matters.
The Partnership does not consider the potential remediation costs that could result from issues identified in any environmental site assessments to be material to the unaudited interim consolidated financial statements, and no provision for potential remediation costs has been recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of June 30, 2025 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cash—short and long-term incentive plans	$1,235	$1,125	$2,521	$2,385
Equity-based compensation—restricted common units	1,172	965	2,135	1,961
Equity-based compensation—restricted performance units	238	691	1,780	1,429
Board of Directors incentive plan	550	549	1,100	1,198
Total incentive compensation expense	$3,195	$3,330	$7,536	$6,973
For the six months ended June 30, 2025, the Partnership repurchased 256,771 common units at a weighted average price of $14.62 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
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
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of June 30, 2025 and December 31, 2024. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per unit amounts)
NET INCOME	$120,028	$68,322	$135,976	$132,249
Distributions on Series B cumulative convertible preferred units	(7,367)	(7,366)	(14,733)	(14,733)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$112,661	$60,956	$121,243	$117,516
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	112,661	60,956	121,243	117,516
	$112,661	$60,956	$121,243	$117,516
NUMERATOR:
Numerator for basic EPU - Net income (loss) attributable to common unitholders	$112,661	$60,956	$121,243	$117,516
Effect of dilutive securities	7,367	—	—	—
Numerator for diluted EPU - Net income (loss) attributable to common unitholders after the effect of dilutive securities	$120,028	$60,956	$121,243	$117,516
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	211,689	210,703	211,472	210,679
Effect of dilutive securities	15,072	—	—	—
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	226,761	210,703	211,472	210,679
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.53	$0.29	$0.57	$0.56
Per common unit (diluted)	$0.53	$0.29	$0.57	$0.56

The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	—	15,072	15,072	15,072

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions declared and paid per common unit	$0.3750	$0.3750	$0.7500	$0.8500

Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the six months ended June 30, 2025. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On July 16, 2025, the Board approved a distribution for the three months ended June 30, 2025 of $0.30 per common unit. Distributions will be payable on August 14, 2025 to unitholders of record at the close of business on August 7, 2025.

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

•the level of drilling activity by our operators particularly in areas such as the Haynesville where we have concentrated acreage positions;

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
As of June 30, 2025, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Development Activity
At the end of the second quarter, Aethon Energy ("Aethon") was operating two rigs on our Angelina, Nacogdoches, and San Augustine acreage in the Shelby Trough. During the quarter, Aethon successfully turned to sales 2 gross (0.10 net) wells. Aethon’s development program remains on track with the development agreements, with a total of 22 wells spud in the previous program years that ended in the second quarter of 2025. Of these wells, 7 gross (0.42 net) have turned to sales and 15 gross (0.93 net) are expected to turn to sales during the remainder of 2025 and early 2026. EXCO Resources Inc. also remains active on our acreage, completing 2 gross (0.08 net) wells in early June, and recently spud 2 gross (0.08 net) wells in July.
In the Louisiana Haynesville, development continued under our Accelerated Drilling Agreements (“ADAs”). These agreements incentivize operators to accelerate development in our high-interest areas in exchange for a modest reduction in royalty burden, allowing us to capture near-term revenue and reduce uncertainty about where the locations sit in the operator's development plan. During the second quarter, 3 gross (0.09 net) wells in De Soto and Sabine Parishes were turned to sales under our ADAs. This brings the total well count under the ADA program to seven. We expect another 2 gross (0.13 net) wells to be turned to sales during the third quarter of 2025.
In the Permian Basin, we continue to monitor activity including a large-scale development. A large operator has planned more than 34 gross (1.20 net) wells in Culberson County, Texas. To date, 30 of these wells have been spud. We anticipate 22 gross wells to turn to sales in the second half of 2025, with the remainder expected in the first half of 2026.
Revenant Joint Exploration Agreement and Farmout
In May 2025, we entered into a joint exploration agreement ("JEA") with Revenant Energy ("Revenant") covering approximately 270,000 gross acres across San Augustine, Nacogdoches, Angelina, Houston, and Trinity counties. The agreement includes annual well commitments that escalate over five years, from a minimum of 6 wells per year starting in 2026 increasing to a minimum of 25 wells per year for years 2030, and beyond, and require test wells in certain areas in order to continue operating across the full acreage. The agreement allows for non-operated working interest participation, and in June 2025, we entered into a farmout agreement with an external capital provider covering all of our undivided 35% working interest. For more information, see “—Liquidity and Capital Resources—Shelby Trough Development Agreements.”
Amendment to Aethon Joint Exploration Agreements
In May 2025, we entered into an amendment to the JEAs with Aethon in Angelina and San Augustine counties which reduces the contract area to approximately 210,000 gross acres. Under the terms of the amendment, Aethon released over 50,000 gross acres from the contract area, in exchange for reducing the annual well commitment to a total of 16 wells across both JEAs. The farmout agreements covering non-operated working interests under these JEAs have terminated, and Aethon is absorbing that working interest as part of the amendment. For more information, see “—Liquidity and Capital Resources—Shelby Trough Development Agreements.”
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
Oil prices decreased in the first half of 2025 compared to the same period in 2024, primarily due to weakening global demand amid, changes in trade policies, including imposition of tariffs and other import/export restrictions, and escalating trade tensions between the United States and China. The decline was further driven by an oversupplied market, as OPEC+ members unwound voluntary production cuts and non-OPEC+ producers increased output. Natural gas prices increased during the first half of 2025 relative to the prior-year period. Prices were supported by unusually cold weather in the first quarter of 2025, which drove higher heating demand and resulted in lower-than-average storage levels. Natural gas pricing was also supported by higher wholesale power pricing this summer compared to last summer.
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
The following table reflects commodity prices at the end of each quarter presented:

	2025		2024
Benchmark Prices[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$66.30	$71.87	$82.83	$83.96
Henry Hub spot natural gas ($/MMBtu)	3.26	4.11	2.42	1.54
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2025		2024
U.S. Rotary Rig Count[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
Oil	432	484	479	506
Natural gas	109	103	97	112
Other	6	5	5	3
Total	547	592	581	621
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
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The U.S. Energy Information Administration ("EIA") expects inventories will rise to 3.9 Tcf by the end of October 2025, which would be 3% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2025		2024
Region[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
East	602	284	660	363
Midwest	688	364	779	510
Mountain	228	165	239	162
Pacific	287	202	282	227
South Central	1,148	758	1,174	996
Total	2,953	1,773	3,134	2,258
1 Source: EIA

Natural Gas Exports

Net natural gas exports averaged 14.2 Bcf per day during the first half of 2025, a 19% increase from the 2024 average. The EIA forecasts average exports of 15.1 Bcf per day for the remainder of 2025 and 16.0 Bcf per day for 2026. The EIA forecast reflects assumptions that U.S. LNG exports will increase as new LNG export projects begin operations during 2025 and 2026.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of June 30, 2025 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of June 30, 2025, we have hedged a portion of our expected future volumes for the remainder of 2025 and 2026.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net income (loss)	$120,028	$68,322	$135,976	$132,249
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	9,187	11,356	18,317	22,995
Interest expense	2,270	626	3,667	1,255
Income tax expense (benefit)	8	51	(77)	186
Accretion of asset retirement obligations	337	321	669	638
Equity–based compensation	1,960	2,205	5,015	4,588
Unrealized (gain) loss on commodity derivative instruments	(49,639)	17,366	2,751	42,453
Adjusted EBITDA	84,151	100,247	166,318	204,364
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(1)	(2)	(2)
Cash interest expense	(1,994)	(358)	(3,117)	(719)
Preferred unit distributions	(7,367)	(7,366)	(14,733)	(14,733)
Distributable cash flow	$74,789	$92,522	$148,466	$188,910

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	863	953	(90)	(9.4)%
Natural gas (MMcf)[1]	13,710	16,350	(2,640)	(16.1)%
Equivalents (MBoe)	3,148	3,678	(530)	(14.4)%
Equivalents/day (MBoe)	34.6	40.4	(5.8)	(14.4)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$64.67	$77.53	$(12.86)	(16.6)%
Natural gas ($/Mcf)[1]	3.37	2.23	1.14	51.1%
Equivalents ($/Boe)	$32.40	$30.01	$2.39	8.0%
Revenue:
Oil and condensate sales	$55,807	$73,889	$(18,082)	(24.5)%
Natural gas and natural gas liquids sales[1]	46,189	36,493	9,696	26.6%
Lease bonus and other income	4,714	4,789	(75)	(1.6)%
Revenue from contracts with customers	106,710	115,171	(8,461)	(7.3)%
Gain (loss) on commodity derivative instruments	52,784	(5,547)	58,331	NM2
Total revenue	$159,494	$109,624	$49,870	45.5%
Operating expenses:
Lease operating expense	$2,990	$2,579	$411	15.9%
Production costs and ad valorem taxes	9,026	13,469	(4,443)	(33.0)%
Exploration expense	1,749	14	1,735	NM2
Depreciation, depletion, and amortization	9,187	11,356	(2,169)	(19.1)%
General and administrative	13,924	13,395	529	3.9%
Other expense:
Interest expense	2,270	626	1,644	262.6%
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
2 Not meaningful.
Revenue
Total revenue for the quarter ended June 30, 2025 increased compared to the quarter ended June 30, 2024. The increase in total revenue in the second quarter of 2025 is primarily due to a gain on our commodity derivative instruments compared to a loss in the corresponding prior period and an increase in natural gas and NGL sales, which were partially offset by a decrease in oil and condensate sales.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to lower production volumes and realized commodity prices. The decrease in oil and condensate production was driven by reduced mineral and royalty volumes in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 95% of total oil and condensate volumes for quarters ended June 30, 2025 and 2024, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended June 30, 2025 as compared to the corresponding prior period. The increase was due to higher realized commodity prices between the comparative periods partially offset by a decrease in production volumes. The decrease in production was driven by reduced royalty interest volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 96% and 94% of our natural gas volumes for the quarters ended June 30, 2025 and 2024, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the second quarter of 2025, we recognized a gain from our commodity derivative instruments compared to a loss in the same period in 2024. For the three months ended June 30, 2025, we recognized $3.2 million of realized gains and $49.6 million of unrealized gains from our oil and natural gas commodity contracts, compared to $11.8 million of realized gains and $17.4 million of unrealized losses in the same period in 2024. The unrealized gains on our commodity contracts during the second quarter of 2025 were primarily driven by changes in the forward commodity price curves for oil. The unrealized losses for the same period in 2024 were primarily driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the second quarter of 2025 was consistent with the same period in 2024. Leasing activity in the Permian Basin and Bakken/Three Forks plays made up the majority of lease bonus and other income for the second quarter of 2025, while the majority of the second quarter 2024 activity came from leasing activity in the Permian Basin.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased for the quarter ended June 30, 2025 as compared to the same period in 2024, primarily due to increased nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended June 30, 2025, production costs and ad valorem taxes decreased as compared to the quarter ended June 30, 2024, primarily due to lower production taxes from decreased oil commodity prices and reduced oil and natural gas production volumes, as well as lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where the Partnership is the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. For the quarter ended June 30, 2025, exploration expenses increased compared to the same period in 2024, primarily due to additional costs related to seismic data acquisition projects associated with existing and future development programs in the expanded Shelby Trough area. Exploration expenses were minimal in the second quarter of 2024.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended June 30, 2025 as compared to the same period in 2024 due to lower production volumes.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended June 30, 2025, general and administrative expenses slightly increased as compared to the same period in 2024, primarily due to higher cash compensation driven by increased salaries and certain one-time personnel-related costs.
Interest expense. Interest expense increased for the quarter ended June 30, 2025 as compared to the corresponding period in 2024. The increase was due to higher average outstanding borrowings under our Credit Facility.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,579	1,876	(297)	(15.8)%
Natural gas (MMcf)[1]	28,563	32,820	(4,257)	(13.0)%
Equivalents (MBoe)	6,340	7,346	(1,006)	(13.7)%
Equivalents/day (MBoe)	35.0	40.4	(5.4)	(13.4)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$67.07	$77.35	$(10.28)	(13.3)%
Natural gas ($/Mcf)[1]	3.66	2.39	1.27	53.1%
Equivalents ($/Boe)	$33.17	$30.44	$2.73	9.0%
Revenue:
Oil and condensate sales	$105,900	$145,113	$(39,213)	(27.0)%
Natural gas and natural gas liquids sales[1]	104,424	78,504	25,920	33.0%
Lease bonus and other income	11,639	8,337	3,302	39.6%
Revenue from contracts with customers	221,963	231,954	(9,991)	(4.3)%
Gain (loss) on commodity derivative instruments	(3,217)	(16,837)	13,620	80.9%
Total revenue	$218,746	$215,117	$3,629	1.7%
Operating expenses:
Lease operating expense	$5,152	$5,011	$141	2.8%
Production costs and ad valorem taxes	19,211	26,507	(7,296)	(27.5)%
Exploration expense	6,859	17	6,842	NM2
Depreciation, depletion, and amortization	18,317	22,995	(4,678)	(20.3)%
General and administrative	29,096	27,485	1,611	5.9%
Other expense:
Interest expense	3,667	1,255	2,412	192.2%
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
Revenue
Total revenue for the six months ended June 30, 2025 increased compared to the corresponding prior period. The increase in total revenue is primarily due to a gain in natural gas and NGL sales and a reduced loss on our commodity derivative instruments compared to the corresponding prior period, which were partially offset by an decrease in oil and condensate sales.

Oil and condensate sales. Oil and condensate sales during the six months ended June 30, 2025 decreased compared to the corresponding prior period primarily due to lower production volumes and realized commodity prices. The decrease in oil and condensate production was driven by reduced mineral and royalty production in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 94% of total oil and condensate volumes for the six months ended June 30, 2025 and 2024, respectively.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the six months ended June 30, 2025 increased compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in production volumes was driven by a reduction in royalty interest production volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 96% and 95% of our natural gas volumes for the six months ended June 30, 2025 and 2024, respectively.
Gain (loss) on commodity derivative instruments. During the six months ended June 30, 2025, we recognized a reduced loss from our commodity derivative instruments compared to the corresponding period in 2024. In the six months ended June 30, 2025, we recognized $0.5 million of realized losses and $2.7 million of unrealized losses from our oil and natural gas commodity contracts, compared to $25.6 million of realized gains and $42.5 million of unrealized losses in the same period in 2024. Unrealized losses on our commodity contracts during the six months ended June 30, 2025 were primarily driven by changes in forward natural gas price curves, compared to the corresponding period in 2024 when unrealized losses were driven by changes in forward oil and natural gas price curves.

Lease bonus and other income. Lease bonus and other income for the six months ended June 30, 2025 was higher than the same period in 2024. Leasing activity in the Permian Basin and proceeds from the surface use waivers on our mineral acreage supporting solar development in Louisiana made up the majority of lease bonus and other income for the six months ended June 30, 2025, while a substantial portion of the activity in the corresponding period in 2024 came from leasing activity in the Permian Basin and the Austin Chalk play trend and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas.
Operating and Other Expenses
Lease operating expense. Lease operating expense slightly increased for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to increased nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the six months ended June 30, 2025, production costs and ad valorem taxes decreased as compared to the six months ended June 30, 2024, primarily due to lower production taxes from decreased oil commodity prices and reduced oil and natural gas production volumes, as well as lower ad valorem tax estimates.
Exploration expense. For the six months ended June 30, 2025, exploration expense increased as compared to the six months ended June 30, 2024, primarily due to a one-time $4.0 million purchase of seismic data and additional costs related to seismic data acquisition projects.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to decreased production volumes.
General and administrative. For the six months ended June 30, 2025, general and administrative expenses increased as compared to the same period in 2024, primarily due to increased cash and equity-based compensation. The increase in cash compensation was driven by increased salaries and certain one-time personnel-related costs. The increase in equity-based compensation was primarily due to a lower level of equity award forfeitures for the six months ended June 30, 2025 as compared to the same period in 2024.
Interest expense. Interest expense increased for the six months ended June 30, 2025 as compared to the corresponding period in 2024. The increase was due to higher average outstanding borrowings under our Credit Facility.
Liquidity and Capital Resources
Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business. On November 28, 2023 the distribution rate for the Series B cumulative convertible preferred units was adjusted to 9.8% and will be readjusted every two years thereafter (each, a "Readjustment Date"). The rate set on each Readjustment Date is equal to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90 day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value. Depending on market conditions among other factors, we may use funds from the future issuance of common units or other equity securities or debt to redeem some or all of the preferred units. See "Note 9 - Preferred Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change

	(in thousands)
Cash flows provided by operating activities	$145,311	$204,845	$(59,534)
Cash flows used in investing activities	(42,687)	(51,681)	8,994
Cash flows used in financing activities	(102,624)	(196,777)	94,153
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the six months ended June 30, 2025 as compared to the same period of 2024. The decrease was primarily due to reduced oil sales due to lower realized commodity prices and production, lower amounts of cash received from the settlement of commodity derivatives, and changes in operating assets and liabilities due to the timing of payments. The overall decrease was partially offset by higher natural gas and NGL sales in the six months ended June 30, 2025 compared to the same period of 2024.
Investing Activities. Net cash used in investing activities in the six months ended June 30, 2025 decreased as compared to the same period of 2024. The decrease was primarily due to reduced acquisitions of oil and natural gas properties in the six months ended June 30, 2025 compared to the same period of 2024.
Financing Activities. Cash flows used in financing activities decreased for the six months ended June 30, 2025 as compared to the same period of 2024. The decrease was primarily driven by lower distributions paid to unitholders and by net borrowings on our Credit Facility for the six months ended June 30, 2025, compared to no net borrowings for the six months ended June 30, 2024.

Development Capital Expenditures
Our 2025 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million, net of farmout reimbursements, of which $0.3 million has been invested in the six months ended June 30, 2025. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest. Through June 30, 2025, we have also spent $4.6 million acquiring leases in areas around our drilling programs.
Acquisitions
During the six months ended June 30, 2025, we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $45.4 million, including capitalized direct transaction costs. The consideration paid consisted of $38.0 million in cash that was funded from operating activities and $7.4 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
See "Note 3 – Oil and Natural Gas Properties" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Shelby Trough Development Agreements
We are party to a series of JEAs with unaffiliated operators covering portions of our undeveloped leasehold and mineral acreage in the Shelby Trough area of East Texas. These agreements grant the operator exclusive rights to develop designated acreage in exchange for meeting minimum annual drilling commitments. Each JEA also includes a banked well provision, which allows operators that exceed their annual drilling commitments to carry forward excess wells to satisfy future obligations, subject to defined caps. Wells drilled are typically required to turn to sales within 260 days of rig release. The agreements are structured to generate value from our undeveloped acreage while limiting our exposure to capital and operational costs.
Aethon Joint Exploration Agreements
We have two JEAs with Aethon covering portions of our acreage in San Augustine and Angelina counties, Texas. In May 2025, the parties entered into a letter agreement amending the JEAs. As amended, the agreements provide for a combined annual minimum drilling commitment of 16 wells across both contract areas.
Aethon drilled a combined 22 wells under the two JEAs during the program years that ended in the second quarter of 2025. One well has been scheduled for plugging and will be replaced. As of June 30, 2025, 15 of those wells had not yet turned to sales and are expected to begin production during the remainder of 2025 and early 2026. Aethon expects to drill 15 wells in the next program year that begins in July 2025 and apply one of its 11 banked wells toward its commitment.

Revenant Joint Exploration Agreement
In May 2025, we entered into a JEA with Revenant covering an expanded portion of our Shelby Trough acreage, primarily located in Angelina, Nacogdoches, and San Augustine counties in Texas. The agreement grants Revenant exclusive development rights across three designated areas of interest ("AOIs") and requires annual well commitments, including test wells in certain areas, to maintain development rights across the full contract area. The agreement allows for non-operated working interest participation, and in June 2025 we entered into a farmout agreement with an external capital provider covering all of our undivided 35% working interest.
The well commitments under the agreement escalate over a five-year period, with the following table summarizing the well commitments across the three AOIs:

Program Year	Calendar Year	AOI 1	AOI 2	AOI 3	Total Wells
1	2026	6	—	—	6
2	2027	8	—	—	8
3	2028	10	1	—	11
4	2029	12	2	2	16
5 and thereafter	2030 and beyond	15	5	5	25
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
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of June 30, 2025, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of June 30, 2025, there have been no material changes to our contractual obligations previously disclosed in our 2024 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of June 30, 2025, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2024 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended June 30, 2025. Applying this discount results in an approximate 1.3% reduction of proved reserve volumes as compared to the undiscounted June 30, 2025 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2025, we had seven counterparties, all of which were rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the six months ended June 30, 2025, we had $71.6 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 7.10%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.4 million for the six months ended June 30, 2025, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2025, we closed on purchases of certain mineral and royalty interests using an aggregate of 253,158 common units valued at $3.5 million to fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our purchases of our common units during the three months ended June 30, 2025:

Purchases of Common Units
Period	Total Number of Common Units Purchased[1]	Average Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs[2]
June 1 - June 30, 2025	35,721	$13.05	—	$150,000,000
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
Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1^	Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P. Current Report on Form 8-K filed on June 18, 2025 (SEC File No. 001-37362)).

10.2^	Separation Agreement and General Release of Claims, dated as of June 29, 2025, by and among Carrie Clark, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P. Current Report on Form 8-K filed on June 30, 2025 (SEC File No. 001-37362)).

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.
^ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: August 5, 2025	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ H. Taylor DeWalch
H. Taylor DeWalch
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)