Form 10-Q
period 2025-09-30
Black Stone Minerals, L.P.
filed 2025-11-04
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2025, there were 211,862,412 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,864	$2,519
Restricted cash	3,304	—
Accrued revenue and accounts receivable	64,367	71,093
Commodity derivative assets, net	8,507	1,824
Prepaid expenses and other current assets	6,131	3,108
TOTAL CURRENT ASSETS	85,173	78,544
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,035,486 and $973,028 at September 30, 2025 and December 31, 2024, respectively	3,174,675	3,105,457
Accumulated depletion and impairment	(1,999,325)	(1,973,460)
Oil and natural gas properties, net	1,175,350	1,131,997
Other property and equipment, net of accumulated depreciation of $15,502 and $14,551 at September 30, 2025 and December 31, 2024, respectively	1,255	2,044
NET PROPERTY AND EQUIPMENT	1,176,605	1,134,041
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	8,602	6,321
TOTAL ASSETS	$1,270,380	$1,218,906
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,627	$5,946
Accrued liabilities	13,898	17,242
Commodity derivative liabilities, net	122	3,852
Other current liabilities	2,853	3,383
TOTAL CURRENT LIABILITIES	19,500	30,423
LONG–TERM LIABILITIES
Credit facility	95,000	25,000
Accrued incentive compensation	864	1,234
Commodity derivative liabilities, net	4,971	11,581
Asset retirement obligations	19,950	19,286
Other long-term liabilities	4,882	1,943
TOTAL LIABILITIES	145,167	89,467
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2025 and December 31, 2024	300,478	300,478
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 211,854 and 210,695 units outstanding at September 30, 2025 and December 31, 2024, respectively	824,735	828,961
TOTAL EQUITY	824,735	828,961
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,270,380	$1,218,906
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Oil and condensate sales	$57,091	$63,999	$162,991	$209,112
Natural gas and natural gas liquids sales	43,086	37,039	147,510	115,543
Lease bonus and other income	5,006	2,143	16,645	10,480
Revenue from contracts with customers	105,183	103,181	327,146	335,135
Gain (loss) on commodity derivative instruments	27,287	31,675	24,070	14,838
TOTAL REVENUE	132,470	134,856	351,216	349,973
OPERATING (INCOME) EXPENSE
Lease operating expense	2,753	2,422	7,905	7,433
Production costs and ad valorem taxes	10,935	12,369	30,146	38,876
Exploration expense	2,151	2,562	9,010	2,579
Depreciation, depletion, and amortization	9,900	11,258	28,217	34,253
General and administrative	12,287	12,801	41,383	40,286
Accretion of asset retirement obligations	344	324	1,013	962
TOTAL OPERATING EXPENSE	38,370	41,736	117,674	124,389
INCOME FROM OPERATIONS	94,100	93,120	233,542	225,584
OTHER INCOME (EXPENSE)
Interest and investment income	62	344	182	1,476
Interest expense	(2,426)	(724)	(6,093)	(1,979)
Other income (expense)	(7)	(9)	74	(101)
TOTAL OTHER EXPENSE	(2,371)	(389)	(5,837)	(604)
NET INCOME	91,729	92,731	227,705	224,980
Distributions on Series B cumulative convertible preferred units	(7,366)	(7,366)	(22,099)	(22,099)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$84,363	$85,365	$205,606	$202,881
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	84,363	85,365	205,606	202,881
	$84,363	$85,365	$205,606	$202,881
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.40	$0.41	$0.97	$0.96
Per common unit (diluted)	$0.40	$0.41	$0.97	$0.96
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	211,852	210,687	211,600	210,680
Weighted average common units outstanding (diluted)	211,852	210,687	211,600	210,680
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2024	210,695	$828,961
Repurchases of common units	(221)	(3,289)
Issuance of common units for property acquisitions	256	3,905
Restricted units granted, net of forfeitures	900	—
Equity–based compensation	—	5,919
Distributions	—	(79,177)
Charges to partners' equity for accrued distribution equivalent rights	—	(414)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income	—	15,948
BALANCE AT MARCH 31, 2025	211,630	$764,487
Repurchases of common units	(36)	(466)
Issuance of common units for property acquisitions	253	3,512
Restricted units granted, net of forfeitures	(5)	—
Equity–based compensation	—	1,691
Distributions	—	(79,363)
Charges to partners' equity for accrued distribution equivalent rights	—	(384)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income	—	120,028
BALANCE AT JUNE 30, 2025	211,842	$802,138
Restricted units granted, net of forfeitures	12	—
Equity–based compensation	—	1,758
Distributions	—	(63,556)
Charges to partners' equity for accrued distribution equivalent rights	—	32
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income	—	91,729
BALANCE AT SEPTEMBER 30, 2025	211,854	$824,735
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2023	209,991	$918,208
Repurchases of common units	(287)	(4,381)
Restricted units granted, net of forfeitures	952	—
Equity–based compensation	—	5,431
Distributions	—	(99,899)
Charges to partners' equity for accrued distribution equivalent rights	—	(595)
Distributions on Series B cumulative convertible preferred units	—	(7,367)
Net income	—	63,927
BALANCE AT MARCH 31, 2024	210,656	$875,324
Repurchases of common units	(4)	(68)
Issuance of common units for property acquisitions	64	1,039
Restricted units granted, net of forfeitures	(34)	—
Equity–based compensation	—	1,935
Distributions	—	(79,014)
Charges to partners' equity for accrued distribution equivalent rights	—	(185)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income	—	68,322
BALANCE AT JUNE 30, 2024	210,682	$859,987
Restricted units granted, net of forfeitures	6	—
Equity–based compensation	—	1,726
Distributions	—	(79,008)
Charges to partners' equity for accrued distribution equivalent rights	—	(247)
Distributions on Series B cumulative convertible preferred units	—	(7,366)
Net income	—	92,731
BALANCE AT SEPTEMBER 30, 2024	210,688	$867,823
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$227,705	$224,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	28,217	34,253
Accretion of asset retirement obligations	1,013	962
Amortization of deferred charges	830	807
(Gain) loss on commodity derivative instruments	(24,070)	(14,838)
Net cash (paid) received on settlement of commodity derivative instruments	6,449	36,480
Equity-based compensation	7,223	6,765
Changes in operating assets and liabilities:
Accrued revenue and accounts receivable	6,738	14,206
Prepaid expenses and other current assets	(3,023)	293
Accounts payable, accrued liabilities, and other	(5,856)	(5,161)
Settlement of asset retirement obligations	(159)	(660)
NET CASH PROVIDED BY OPERATING ACTIVITIES	245,067	298,087
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(58,266)	(64,180)
Additions to oil and natural gas properties	(554)	(688)
Additions to oil and natural gas properties leasehold costs	(4,809)	(1,840)
Purchases of other property and equipment	(162)	(314)
Proceeds from the sale of oil and natural gas properties	400	2,795
NET CASH USED IN INVESTING ACTIVITIES	(63,391)	(64,227)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(222,096)	(257,921)
Distributions to Series B cumulative convertible preferred unitholders	(22,099)	(20,759)
Repurchases of common units	(3,755)	(4,449)
Borrowings under credit facility	251,000	33,000
Repayments under credit facility	(181,000)	(33,000)
Debt issuance costs and other	(77)	(50)
NET CASH USED IN FINANCING ACTIVITIES	(178,027)	(283,179)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,649	(49,319)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – beginning of the period	2,519	70,282
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – end of the period	$6,168	$20,963
SUPPLEMENTAL DISCLOSURE
Interest paid	$5,123	$1,180
Common units issued for property acquisitions	$7,417	$1,039
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
The Partnership evaluates the significant terms of its investments to determine the method of accounting to be applied to each respective investment. Investments in which the Partnership has less than a 20% ownership interest and does not have control or exercise significant influence are accounted for using fair value or cost minus impairment if fair value is not readily determinable. Investments in which the Partnership exercises control are consolidated, and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Partnership, are presented as a separate component of net income and equity in the accompanying unaudited interim consolidated financial statements.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2024 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2025.
Accrued Revenue and Accounts Receivable

The following table presents information about the Partnership's accrued revenue and accounts receivable:

	September 30, 2025	December 31, 2024

	(in thousands)
Accrued revenue	$59,219	$67,047
Accounts receivable	5,148	4,046
Total accrued revenue and accounts receivable	$64,367	$71,093
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
Restricted Cash

Restricted cash consists of funds reserved for a special purpose and therefore not available for immediate and general use. Our restricted cash is comprised of cash that is contractually required to be restricted to pay for future mineral acquisitions.

On August 14, 2025, the Partnership entered into a purchase and sale agreement to acquire certain unproved oil and gas mineral interests located in East Texas for total consideration, including estimated transaction costs, of approximately $40 million, subject to customary title due diligence and closing adjustments. In connection with this transaction, the Partnership deposited $3.3 million into escrow as of September 30, 2025. These funds are legally restricted from use for general purposes and are held in escrow pursuant to the terms of the purchase and sale agreement, pending the satisfaction of closing conditions. The acquisition is expected to close in the fourth quarter of 2025.

A reconciliation of cash, cash equivalents, and restricted cash as presented on the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents	$2,864	$2,519
Restricted cash	3,304	—
Total cash, cash equivalents and restricted cash	$6,168	$2,519

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the nine months ended September 30, 2025, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in the Gulf Coast land region from various sellers for an aggregate of $65.7 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $58.3 million in cash that was funded from operating activities and $7.4 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
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
As of September 30, 2025, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024. See "Note 5 - Fair Value Measurements" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2025, the Partnership had seven counterparties that also serve as lenders under the Credit Facility.
The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$14,856	$(6,349)	$8,507
Long-term asset	Deferred charges and other long-term assets	2,657	(2,059)	598
Total assets		$17,513	$(8,408)	$9,105
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,471	$(6,349)	$122
Long-term liability	Commodity derivative liabilities, net	7,030	(2,059)	4,971
Total liabilities		$13,501	$(8,408)	$5,093

		December 31, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$4,866	$(3,042)	$1,824
Long-term asset	Deferred charges and other long-term assets	768	(768)	—
Total assets		$5,634	$(3,810)	$1,824
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,894	$(3,042)	$3,852
Long-term liability	Commodity derivative liabilities, net	12,349	(768)	11,581
Total liabilities		$19,243	$(3,810)	$15,433

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities) are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
	(in thousands)
Beginning fair value of commodity derivative instruments	$(16,361)	$(5,118)	$(13,609)	$37,335
Gain (loss) on oil derivative instruments	578	25,444	16,988	988
Gain (loss) on natural gas derivative instruments	26,709	6,231	7,082	13,850
Net cash paid (received) on settlements of oil derivative instruments	(2,789)	3,852	(6,444)	9,257
Net cash paid (received) on settlements of natural gas derivative instruments	(4,125)	(14,716)	(5)	(45,737)
Net change in fair value of commodity derivative instruments	20,373	20,811	17,621	(21,642)
Ending fair value of commodity derivative instruments	$4,012	$15,693	$4,012	$15,693
The Partnership had the following open derivative contracts for oil as of September 30, 2025:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2025
Third Quarter	185,000	$71.22	$70.02	$73.15
Fourth Quarter	555,000	71.22	70.02	73.15
2026
First Quarter	615,000	$64.39	$62.00	$67.35
Second Quarter	615,000	64.39	62.00	67.35
Third Quarter	615,000	64.39	62.00	67.35
Fourth Quarter	615,000	64.39	62.00	67.35
The Partnership entered into the following derivative contracts for oil subsequent to September 30, 2025:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2027
First Quarter	120,000	$59.90	$59.28	$60.10
Second Quarter	120,000	59.90	59.28	60.10
Third Quarter	120,000	59.90	59.28	60.10
Fourth Quarter	120,000	59.90	59.28	60.10

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2025:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2025
Fourth Quarter	11,040,000	$3.45	$3.34	$3.65
2026
First Quarter	11,700,000	$3.67	$3.50	$4.05
Second Quarter	11,830,000	3.67	3.50	4.05
Third Quarter	11,960,000	3.67	3.50	4.05
Fourth Quarter	11,960,000	3.67	3.50	4.05
2027
First Quarter	2,700,000	$3.86	$3.85	$3.88
Second Quarter	2,730,000	3.86	3.85	3.88
Third Quarter	2,760,000	3.86	3.85	3.88
Fourth Quarter	2,760,000	3.86	3.85	3.88
The Partnership entered into the following derivative contracts for natural gas subsequent to September 30, 2025:

		Weighted Average Price (Per MMbtu)	Range (Per MMbtu)
Period and Type of Contract	Volume (MMbtu)		Low	High
Natural Gas Swap Contracts:
2027
First Quarter	2,700,000	$3.97	$3.97	$3.97
Second Quarter	2,730,000	3.97	3.97	3.97
Third Quarter	2,760,000	3.97	3.97	3.97
Fourth Quarter	2,760,000	3.97	3.97	3.97
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the nine months ended September 30, 2025 and 2024.
The carrying value of the Partnership's cash and cash equivalents, restricted cash, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2025 and December 31, 2024 approximated the fair value due to variable market rates of interest. These debt fair values, which are Level 3 measurements, were estimated based on the Partnership’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Partnership’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2025
Financial Assets
Commodity derivative instruments	$—	$17,513	$—	$(8,408)	$9,105
Financial Liabilities
Commodity derivative instruments	$—	$13,501	$—	$(8,408)	$5,093
As of December 31, 2024
Financial Assets
Commodity derivative instruments	$—	$5,634	$—	$(3,810)	$1,824
Financial Liabilities
Commodity derivative instruments	$—	$19,243	$—	$(3,810)	$15,433
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values for impairment.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the nine months ended September 30, 2025 or the year ended December 31, 2024. See "Note 3 - Oil and Natural Gas Properties."
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2025 or the year ended December 31, 2024.
NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The November 2024 and April 2025 borrowing base redeterminations reaffirmed the borrowing base at $580.0 million. In October 2025, the Partnership amended the Credit Facility to extend the maturity date from October 31, 2027 to October 31, 2030 and reduce the adjustment applied to secured overnight financing rate ("SOFR") loans. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was reaffirmed at $580.0 million and the Partnership elected to maintain cash commitments under the Credit Facility at $375.0 million. All existing banks in the lender syndicate elected to continue participating in the Credit Facility. No other significant terms were changed as part of the amendment. The next semi-annual redetermination is scheduled for April 2026.
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a SOFR loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 0.10%, which is referred to as Adjusted Term SOFR. Effective October 31, 2025, Adjusted Term SOFR was amended to be equal to SOFR for the applicable borrowing term. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) the Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of December 31, 2024 and September 30, 2025, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 7.16% during the nine months ended September 30, 2025 and 7.50% for the twelve months ended December 31, 2024. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of September 30, 2025, the Partnership was in compliance with all financial covenants in the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal balance outstanding was $95.0 million and $25.0 million at September 30, 2025 and December 31, 2024, respectively. The unused portion of the available borrowings under the Credit Facility was $280.0 million and $350.0 million at September 30, 2025 and December 31, 2024, respectively.
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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2025 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the General and administrative line item of the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cash—short and long-term incentive plans	$937	$1,498	$3,458	$3,883
Equity-based compensation—restricted common units	1,043	1,006	3,178	2,967
Equity-based compensation—restricted performance units	615	621	2,395	2,050
Board of Directors incentive plan	550	550	1,650	1,748
Total incentive compensation expense	$3,145	$3,675	$10,681	$10,648
For nine months ended September 30, 2025, the Partnership repurchased 256,771 common units at a weighted average price of $14.62 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by our executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
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
The Partnership has the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units during biennial 90-day windows. On August 21, 2025, the Partnership entered into an agreement with the holders of its Series B cumulative convertible preferred units. Under the agreement, the Partnership agreed not to exercise its redemption option, and the holders agreed to vote their preferred units in accordance with the recommendations of the Partnership’s Board of Directors on ordinary course matters and to certain customary transfer and standstill restrictions. These provisions remain in effect through November 27, 2027, with the next redemption window opening on November 28, 2027.
The Partnership must provide 20 business days' notice to the holders of the Series B cumulative convertible preferred units of its intent to redeem, and the holders may either allow the redemption to occur or elect to convert the Series B cumulative convertible preferred units into common units as described above.
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of September 30, 2025 and December 31, 2024. The Series B cumulative convertible preferred units are classified as mezzanine equity on the consolidated balance sheets since certain provisions of redemption are outside the control of the Partnership.
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
Net income attributable to the Partnership is allocated to the Partnership’s general partner and the common unitholders in proportion to their pro rata ownership after giving effect to distributions, if any, declared during the period.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per unit amounts)
NET INCOME	$91,729	$92,731	$227,705	$224,980
Distributions on Series B cumulative convertible preferred units	(7,366)	(7,366)	(22,099)	(22,099)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$84,363	$85,365	$205,606	$202,881
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	84,363	85,365	205,606	202,881
	$84,363	$85,365	$205,606	$202,881
NUMERATOR:
Numerator for basic EPU - Net income attributable to common unitholders	$84,363	$85,365	$205,606	$202,881
Effect of dilutive securities	—	—	—	—
Numerator for diluted EPU - Net income (loss) attributable to common unitholders after the effect of dilutive securities	$84,363	$85,365	$205,606	$202,881
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	211,852	210,687	211,600	210,680
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	211,852	210,687	211,600	210,680
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.40	$0.41	$0.97	$0.96
Per common unit (diluted)	$0.40	$0.41	$0.97	$0.96
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	15,072	15,072	15,072

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

The following table provides information about the Partnership's per unit distributions to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions declared and paid per common unit	$0.300	$0.375	$1.050	$1.225
Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the nine months ended September 30, 2025. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On October 15, 2025, the Board approved a distribution for the three months ended September 30, 2025 of $0.30 per common unit. Distributions will be payable on November 13, 2025 to unitholders of record at the close of business on November 6, 2025.
Credit Facility Amendment
In October 2025, the Partnership revised and amended the Credit Facility to extend the maturity date from October 31, 2027 to October 31, 2030. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was reaffirmed at $580.0 million and the Partnership elected to maintain cash commitments under the Credit Facility at $375.0 million. All existing banks in the lender syndicate elected to continue participating in the Credit Facility. No other significant terms were changed as part of the amendment.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leadership Succession
On November 3, 2025, the Partnership announced its leadership succession plan, which will be effective January 1, 2026. At that time, Thomas Carter will move into the role of Executive Chairman, and Fowler Carter and Taylor DeWalch will succeed him as co-Chief Executive Officers and be appointed to the Board. Chris Bonner will be promoted to Senior Vice President and Chief Financial Officer.
Director Resignation
On October 30, 2025, William Mathis tendered his resignation from the Board, effective immediately, to focus on other commitments. Mr. Mathis’s resignation is not the result of any disagreement with the Partnership’s operations, policies, or procedures.
Will Randall has been named as Chair of the Nominating and Governance Committee, and Jerry Kyle has been appointed to fill the vacancy on that committee. The Board expects to fill the vacancy caused by Mr. Mathis’s resignation in due course.

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
As of September 30, 2025, our mineral and royalty interests were located in 41 states in the continental United States, including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer and collectability of the sales price is reasonably assured. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
Development Activity
At the end of the third quarter, Aethon Energy ("Aethon") was operating one rig on our Angelina, Nacogdoches, and San Augustine acreage in the Shelby Trough. Aethon’s development program remains on track, with 3 wells spud of the total 15 wells expected to be drilled in the current program year ending in June 2026. Aethon successfully turned to sales 2 gross (0.09 net) wells during the third quarter and has an inventory of 12 gross (0.78 net) wells from the previous program year that it expects to turn to sales during the fourth quarter of 2025 and early 2026.
In the Louisiana Haynesville, development continued under our Accelerated Drilling Agreements (“ADAs”). These agreements incentivize operators to accelerate development in our high-interest areas in exchange for a modest reduction in royalty burden, allowing us to capture near-term revenue and reduce uncertainty about where the locations sit in the operator's development plan. Recently, 2 gross (0.13 net) wells in De Soto and Sabine Parishes were turned to sales under our ADAs. This brings the total well count under the ADA program to 9.

In the Permian Basin, we continue to monitor activity including a large-scale development. A large operator has spud 34 gross (1.22 net) wells on our acreage in Culberson County, Texas. During the third quarter, 5 gross (0.18 net) wells were turned to sales. We anticipate 13 gross wells (0.47 net) to turn to sales in the fourth quarter of 2025, with the remaining 16 gross (0.57 net) wells expected in the first half of 2026.
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
Oil prices decreased during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to weakening global demand amid, changes in trade policies, including imposition of tariffs and other import/export restrictions, and escalating trade tensions between the United States and China. The decline was further driven by an oversupplied market, as OPEC+ members unwound voluntary production cuts and non-OPEC+ producers increased output. Natural gas prices increased during the nine months ended September 30, 2025 relative to the prior-year period. Prices were supported by unusually cold weather in the first quarter of 2025, which drove higher heating demand and resulted in lower-than-average storage levels. Natural gas pricing was also supported by higher wholesale power pricing this summer compared to last summer. In the third quarter of 2025, natural gas pricing experienced a slight decline due to milder weather conditions lowering electricity demand.
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
The following table reflects commodity prices at the end of each quarter presented:

	2025			2024
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil price ($/Bbl)	$63.17	$66.30	$71.87	$68.75	$82.83	$83.96
Henry Hub spot natural gas ($/MMBtu)	$3.12	3.26	4.11	2.65	2.42	1.54
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2025			2024
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	424	432	484	484	479	506
Natural gas	117	109	103	99	97	112
Other	8	6	5	4	5	3
Total	549	547	592	587	581	621
1 Source: Baker Hughes Incorporated
Natural Gas Storage
The majority of the production volumes attributable to our interests are derived from natural gas production. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The U.S. Energy Information Administration ("EIA") estimates that natural gas inventories concluded the injection season in October 2025 at 4.0 Tcf, which is 5% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2025			2024
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	832	602	284	846	660	363
Midwest	972	688	364	1,013	779	510
Mountain	269	228	165	283	239	162
Pacific	302	287	202	293	282	227
South Central	1,186	1,148	758	1,113	1,174	996
Total	3,561	2,953	1,773	3,548	3,134	2,258
1 Source: EIA

Natural Gas Exports

Net natural gas exports averaged 14.5 Bcf per day during the third quarter of 2025, a 22% increase from the 2024 average. The EIA forecasts average exports of 16.0 Bcf per day for the remainder of 2025 and 16.3 Bcf per day for 2026. The EIA forecast reflects assumptions that U.S. LNG exports will increase as new LNG export projects begin operations during the remainder of 2025 and into 2026.

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
We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2025 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2025, we have hedged a portion of our expected future volumes for the remainder of 2025, 2026, and 2027.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA and Distributable cash flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$91,729	$92,731	$227,705	$224,980
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	9,900	11,258	28,217	34,253
Interest expense	2,426	724	6,093	1,979
Income tax expense (benefit)	41	39	(36)	225
Accretion of asset retirement obligations	344	324	1,013	962
Equity–based compensation	2,208	2,177	7,223	6,765
Unrealized (gain) loss on commodity derivative instruments	(20,372)	(20,811)	(17,621)	21,642
Adjusted EBITDA	86,276	86,442	252,594	290,806
Adjustments to reconcile to Distributable cash flow:
Change in deferred revenue	(1)	(1)	(3)	(3)
Cash interest expense	(2,146)	(453)	(5,263)	(1,172)
Preferred unit distributions	(7,366)	(7,366)	(22,099)	(22,099)
Distributable cash flow	$76,763	$78,622	$225,229	$267,532

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	912	875	37	4.2%
Natural gas (MMcf)[1]	14,556	15,369	(813)	(5.3)%
Equivalents (MBoe)	3,338	3,437	(99)	(2.9)%
Equivalents/day (MBoe)	36.3	37.4	(1.1)	(2.9)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$62.60	$73.15	$(10.55)	(14.4)%
Natural gas ($/Mcf)[1]	2.96	2.41	0.55	22.8%
Equivalents ($/Boe)	$30.01	$29.40	$0.61	2.1%
Revenue:
Oil and condensate sales	$57,091	$63,999	$(6,908)	(10.8)%
Natural gas and natural gas liquids sales[1]	43,086	37,039	6,047	16.3%
Lease bonus and other income	5,006	2,143	2,863	133.6%
Revenue from contracts with customers	105,183	103,181	2,002	1.9%
Gain (loss) on commodity derivative instruments	27,287	31,675	(4,388)	(13.9)%
Total revenue	$132,470	$134,856	$(2,386)	(1.8)%
Operating expenses:
Lease operating expense	$2,753	$2,422	$331	13.7%
Production costs and ad valorem taxes	10,935	12,369	(1,434)	(11.6)%
Exploration expense	2,151	2,562	(411)	(16.0)%
Depreciation, depletion, and amortization	9,900	11,258	(1,358)	(12.1)%
General and administrative	12,287	12,801	(514)	(4.0)%
Other expense:
Interest expense	2,426	724	1,702	235.1%
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
Revenue
Total revenue for the quarter ended September 30, 2025 decreased compared to the quarter ended September 30, 2024. The decrease in total revenue in the third quarter of 2025 is primarily due to a decreased gain on our commodity derivative instruments compared to the corresponding prior period and a decrease in oil and condensate sales, which were partially offset by an increase in natural gas and NGL sales and lease bonus and other income.
Oil and condensate sales. Oil and condensate sales decreased for the quarter ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to lower realized commodity prices, which were partially offset by increased production volumes. The increase in oil and condensate production was driven by higher mineral and royalty volumes in the Permian Basin. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 95% of total oil and condensate volumes for quarters ended September 30, 2025 and 2024, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended September 30, 2025 as compared to the corresponding prior period. The increase was due to higher realized commodity prices between the comparative periods partially offset by a decrease in production volumes. The decrease in production was driven by reduced royalty interest volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 96% and 94% of our natural gas volumes for the quarters ended September 30, 2025 and 2024, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the third quarter of 2025, gains from our commodity derivative instruments decreased compared to the same period in 2024. For the three months ended September 30, 2025, we recognized $6.9 million of realized gains and $20.4 million of unrealized gains from our oil and natural gas commodity contracts, compared to $10.9 million of realized gains and $20.8 million of unrealized gains in the same period in 2024. The unrealized gains on our commodity contracts during the third quarter of 2025 were primarily driven by changes in the forward commodity price curves for natural gas. The unrealized gains for the same period in 2024 were primarily driven by changes in the forward commodity price curves for oil.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2025 was higher than the same period in 2024. Leasing activity in the Permian Basin and Haynesville/Bossier plays made up the majority of lease bonus and other income for the third quarter of 2025, while the majority of the third quarter 2024 activity came from leasing activity in the Bakken/Three Forks.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased for the quarter ended September 30, 2025 as compared to the same period in 2024, primarily due to increased nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2025, production costs and ad valorem taxes decreased as compared to the quarter ended September 30, 2024, primarily due to lower production taxes from decreased oil commodity prices and reduced natural gas production, as well as lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where the Partnership is the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. For the quarter ended September 30, 2025, exploration expenses decreased compared to the same period in 2024, primarily due to a decrease in seismic costs.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization decreased for the quarter ended September 30, 2025 as compared to the same period in 2024 due to lower production volumes.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2025, general and administrative expenses slightly decreased as compared to the same period in 2024, primarily due to lower costs recognized under our short-term cash incentive plan.

Interest expense. Interest expense increased for the quarter ended September 30, 2025 as compared to the corresponding period in 2024. The increase was due to higher average outstanding borrowings under our Credit Facility.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,491	2,751	(260)	(9.5)%
Natural gas (MMcf)[1]	43,119	48,190	(5,071)	(10.5)%
Equivalents (MBoe)	9,678	10,783	(1,105)	(10.2)%
Equivalents/day (MBoe)	35.4	39.4	(4.0)	(10.2)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$65.43	$76.01	$(10.58)	(13.9)%
Natural gas ($/Mcf)[1]	3.42	2.40	1.02	42.5%
Equivalents ($/Boe)	$32.08	$30.11	$1.97	6.5%
Revenue:
Oil and condensate sales	$162,991	$209,112	$(46,121)	(22.1)%
Natural gas and natural gas liquids sales[1]	147,510	115,543	31,967	27.7%
Lease bonus and other income	16,645	10,480	6,165	58.8%
Revenue from contracts with customers	327,146	335,135	(7,989)	(2.4)%
Gain (loss) on commodity derivative instruments	24,070	14,838	9,232	62.2%
Total revenue	$351,216	$349,973	$1,243	0.4%
Operating expenses:
Lease operating expense	$7,905	$7,433	$472	6.4%
Production costs and ad valorem taxes	30,146	38,876	(8,730)	(22.5)%
Exploration expense	9,010	2,579	6,431	249.4%
Depreciation, depletion, and amortization	28,217	34,253	(6,036)	(17.6)%
General and administrative	41,383	40,286	1,097	2.7%
Other expense:
Interest expense	6,093	1,979	4,114	207.9%
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
Revenue
Total revenue for the nine months ended September 30, 2025 increased compared to the corresponding prior period. The increase in total revenue is primarily due to increases in natural gas and NGL sales and lease bonus and other income, and an increased gain on our commodity derivative instruments compared to the corresponding period. The overall increase was partially offset by a decrease in oil and condensate sales.
Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2025 decreased compared to the corresponding prior period primarily due to lower production volumes and realized commodity prices. The decrease in oil and condensate production was driven by reduced mineral and royalty production in the Permian Basin and Austin Chalk. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 95% of total oil and condensate volumes for the nine months ended September 30, 2025 and 2024, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2025 increased compared to the corresponding prior period due to higher realized commodity prices partially offset by lower production volumes. The decrease in production volumes was driven by a reduction in royalty interest production volumes, primarily within the Haynesville/Bossier play. Mineral and royalty interest production accounted for 96% and 94% of our natural gas volumes for the nine months ended September 30, 2025 and 2024, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2025, we recognized an increased gain from our commodity derivative instruments compared to the corresponding period in 2024. In the nine months ended September 30, 2025, we recognized $6.5 million of realized gains and $17.6 million of unrealized gains from our oil and natural gas commodity contracts, compared to $36.4 million of realized gains and $21.6 million of unrealized losses in the same period in 2024. Unrealized gains on our commodity contracts during the nine months ended September 30, 2025 were driven by changes in forward oil and natural gas price curves, compared to the corresponding period in 2024 when unrealized losses were driven by changes in forward natural gas price curves.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2025 was higher than the same period in 2024. Leasing activity in the Permian Basin and proceeds from the surface use waivers on our mineral acreage supporting solar development in Louisiana made up the majority of lease bonus and other income for the nine months ended September 30, 2025, while a substantial portion of the activity in the corresponding period in 2024 came from leasing activity in the Permian Basin, Bakken/Three Forks, and the Austin Chalk plays and proceeds from surface use waivers on our mineral acreage supporting solar development in Texas.
Operating and Other Expenses
Lease operating expense. Lease operating expense increased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to increased nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the nine months ended September 30, 2025, production costs and ad valorem taxes decreased as compared to the nine months ended September 30, 2024, primarily due to lower production taxes from decreased oil commodity prices and reduced oil and natural gas production volumes, as well as lower ad valorem tax estimates.
Exploration expense. For the nine months ended September 30, 2025, exploration expense increased as compared to the nine months ended September 30, 2024. The increase was primarily driven by purchases of seismic data and costs from proprietary seismic projects associated with existing and future development programs in the expanded Shelby Trough area.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to decreased production volumes.
General and administrative. For the nine months ended September 30, 2025, general and administrative expenses slightly increased as compared to the same period in 2024, primarily due to increased salaries, equity-based compensation, and certain one-time personnel-related costs. This increase was partially offset by lower costs recognized under our short-term cash incentive plan and lower professional fees related to consulting costs for internal projects.
Interest expense. Interest expense increased for the nine months ended September 30, 2025 as compared to the corresponding period in 2024. The increase was due to higher average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business. On November 28, 2023 the distribution rate for the Series B cumulative convertible preferred units was adjusted to 9.8% and will be readjusted every two years thereafter (each, a "Readjustment Date"). The rate set on each Readjustment Date is equal to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90 day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value. On August 21, 2025, we entered into an agreement with the holders of the Series B cumulative converted preferred units under which we agreed not to exercise our redemption option and the holders agreed to vote in accordance with Board recommendations and comply with customary transfer and standstill restrictions through November 27, 2027, with the next redemption window opening on November 28, 2027. Depending on market conditions among other factors, we may use funds from the future issuance of common units or other equity securities or debt to redeem some or all of the preferred units. See "Note 9 - Preferred Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change

	(in thousands)
Cash flows provided by operating activities	$245,067	$298,087	$(53,020)
Cash flows used in investing activities	(63,391)	(64,227)	836
Cash flows used in financing activities	(178,027)	(283,179)	105,152
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities decreased for the nine months ended September 30, 2025 as compared to the same period of 2024. The decrease was primarily due to reduced oil sales due to lower realized oil prices and production, lower amounts of cash received from the settlement of commodity derivatives, and changes in operating assets and liabilities due to the timing of payments. The overall decrease was partially offset by higher natural gas and NGL sales due to higher realized natural gas prices in the nine months ended September 30, 2025 compared to the same period of 2024.

Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2025 slightly decreased as compared to the same period of 2024. The decrease was primarily due to reduced amounts paid for acquisitions of oil and natural gas properties in the nine months ended September 30, 2025 compared to the same period of 2024. The overall decrease was partially offset by increased additions to oil and natural gas properties leasehold costs and lower proceeds from the sale of oil and natural gas properties.
Financing Activities. Net cash used in financing activities decreased for the nine months ended September 30, 2025 as compared to the same period of 2024. The decrease was primarily driven by lower distributions paid to unitholders and by net borrowings on our Credit Facility for the nine months ended September 30, 2025, compared to no net borrowings for the nine months ended September 30, 2024.
Development Capital Expenditures
Our 2025 capital expenditure budget associated with our non-operated working interests is expected to be approximately $2.3 million, net of farmout reimbursements, of which $0.6 million has been invested in the nine months ended September 30, 2025. The majority of this capital is anticipated to be spent on workovers and recompletions on existing wells in which we own a working interest. Through September 30, 2025, we have also spent $4.8 million acquiring leases in areas around our drilling programs.
Acquisitions
During the nine months ended September 30, 2025, we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $65.7 million, including capitalized direct transaction costs. The consideration paid consisted of $58.3 million in cash that was funded from operating activities and $7.4 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in the Gulf Coast land region. Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
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
Aethon Joint Exploration Agreements
We have two joint exploration agreements ("JEAs"; each, a "JEA") with Aethon covering portions of our acreage in San Augustine and Angelina counties, Texas. In May 2025, the parties entered into a letter agreement amending the JEAs. As amended, the agreements provide for a combined annual minimum drilling commitment of 16 wells across both contract areas.
Aethon expects to drill a total of 15 wells in the current program year that began in July 2025 and apply one of its banked wells toward its commitment. As of September 30, 2025, Aethon had spud three wells in the current program year and had an inventory of 12 wells drilled in the previous program year that are expected to be turned to sales during the fourth quarter of 2025 and early 2026.
One of the wells drilled in the previous program year was replaced with a banked well. As of September 30, 2025, Aethon had a total of 10 banked wells.

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
Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. The November 2024 and April 2025 borrowing base redeterminations reaffirmed the borrowing base at $580.0 million. In October 2025, we amended the Credit Facility to extend the maturity date from October 31, 2027 to October 31, 2030 and reduce the adjustment applied to secured overnight financing rate ("SOFR") loans. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was reaffirmed at $580.0 million and we elected to maintain cash commitments under the Credit Facility at $375.0 million. All existing banks in the lender syndicate elected to continue participating in the Credit Facility. No other significant terms were changed as part of the amendment. The next semi-annual redetermination is scheduled for April 2026.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of September 30, 2025, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
As of September 30, 2025, there have been no material changes to our contractual obligations previously disclosed in our 2024 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of September 30, 2025, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2024 Annual Report on Form 10-K.
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
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended September 30, 2025. Applying this discount results in an approximate 1.3% reduction of proved reserve volumes as compared to the undiscounted September 30, 2025 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2025, we had seven counterparties, all of which were rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the nine months ended September 30, 2025, we had $82.5 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 7.16%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $0.6 million for the nine months ended September 30, 2025, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Form 8-K

Item 1.01 Entry into a Material Definitive Agreement

On October 31, 2025, Black Stone Minerals Company, L.P., as borrower (the “Borrower”) under that certain Fifth Amended and Restated Credit Agreement, dated as of October 31, 2025, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (the “Credit Agreement”), together with Black Stone Minerals, L.P. (the “Partnership”) and certain of its other subsidiaries, as guarantors, entered into the First Amendment to Fifth Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment principally modifies the Credit Agreement to (i) extend the maturity date from October 31, 2027 to October 31, 2030 and (ii) reduce the adjustment applied to SOFR loans.

The foregoing description of the First Amendment is not complete and is qualified in its entirety by reference to the full text of the First Amendment, which is attached hereto as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 1.01.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 is incorporated herein by reference.

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

10.1	Unitholder Agreement, dated as of August 22, 2025, by and between Black Stone Minerals, L.P. and AP Basileia SPV, LLC. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P. Current Report on Form 8-K filed on August 22, 2025 (SEC File No. 001-37362)).

10.2*	First Amendment to Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, dated as of October 31, 2025.

10.3^*	2025 Form of Non-Employee Director Unit Grant Notice and Award Agreement under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan

10.4^*	2025 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan

10.5^*	2025 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan

10.6^*	2025 Form of STI Award Letter under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan

31.1*	Certification of Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.

*    Filed or furnished herewith.
^ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 4, 2025	By:	/s/ Thomas L. Carter, Jr.
Thomas L. Carter, Jr.
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ H. Taylor DeWalch
H. Taylor DeWalch
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)