Form 10-K
period 2025-12-31
Black Stone Minerals, L.P.
filed 2026-02-24
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the common units held by non-affiliates was $2,277,701,287 on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $13.08 per unit as reported by the New York Stock Exchange on such date. As of February 20, 2026, 212,333,793 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant were outstanding.
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
•the level of drilling activity by our operators particularly in areas such as the Shelby Trough and the Haynesville where we have concentrated acreage positions;
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
•domestic and foreign trade policies, including tariffs and other controls on imports or exports of goods, including energy and energy-related products;
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
We own mineral interests in approximately 16.9 million gross acres, with an average 43.4% ownership interest in that acreage. We also own nonparticipating royalty interests in 1.8 million gross acres and overriding royalty interests in 1.6 million gross acres. These non-cost-bearing interests, which we refer to collectively as our “mineral and royalty interests,” include ownership in approximately 71,000 producing wells. Our mineral and royalty interests are located in 41 states in the continental U.S., including all of the major onshore producing basins. Many of these interests are in active resource plays, including the Haynesville/Bossier shales in East Texas/Western Louisiana, the Wolfcamp/Spraberry/Bone Springs in the Permian Basin, the Bakken/Three Forks in the Williston Basin, and the Eagle Ford shale in South Texas. The combination of the breadth of our asset base, the long-lived, non-cost-bearing nature of our mineral and royalty interests, and our active management expose us to potential additional production and reserves from new and existing plays without being required to invest additional capital.
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

Our Assets
As of December 31, 2025, our total estimated proved oil and natural gas reserves were 54,845 MBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent third-party petroleum engineering firm. Of our total reserves as of December 31, 2025, approximately 88% were proved developed reserves and approximately 12% were proved undeveloped reserves. At December 31, 2025, our estimated proved reserves were 30% oil and 70% natural gas.
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
MICHIGAN BASIN
APPALACHIAN
ILLINOIS BASIN
EASTERN US
CHEROKEE PLATFORM
ANADARKO
WHITTENBURG
ARKOMA
VALLEY AND RIDGE
BLACK WARRIOR
PALO DURO
ARDMORE
MARIETTA
FORT WORTH
SOUTHWESTERN US
Delaware
Midland
TX-LA-MS SALT
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
We may own more than one type of mineral and royalty interest in the same tract of land. For example, where we own an ORRI in a lease on the same tract of land in which we own a mineral interest, our ORRI in that tract will relate to the same gross acres as our mineral interest in that tract. As of December 31, 2025, approximately 26% of our mineral and royalty interests are leased, calculated on a cumulative gross acreage basis for all three types of mineral and royalty interests.
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
When we participate in non-operated working interest opportunities, we are required to pay our portion of the costs associated with drilling and operating these wells. Working interest production represented 4% of our total production volumes during the year ended December 31, 2025. As of December 31, 2025, we owned non-operated working interests in 3,173 gross (178 net) wells.

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
Shelby Trough Development Agreements
We are party to a series of Joint Exploration Agreements ("JEAs"; each, a "JEA") with unaffiliated operators covering portions of our undeveloped leasehold and mineral acreage in the Shelby Trough area of East Texas. These agreements grant the operator exclusive rights to develop designated acreage and reduced royalty rates in exchange for meeting minimum annual drilling commitments, as defined by either a minimum number of wells or minimum aggregate lateral feet drilled. Each JEA also includes a banking provision that allows operators that exceed their annual drilling commitments to carry forward excess drilling activity, measured by wells drilled or aggregate lateral feet, to satisfy future obligations, subject to defined caps. The agreements also allow operators to temporarily suspend drilling obligations if natural gas prices fall below certain thresholds. Wells drilled are typically required to turn to sales within 260 days of rig release. The agreements are structured to generate value from our undeveloped acreage while limiting our exposure to capital and operational costs.
For additional information about our development activities in the Shelby Trough, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

Aethon Joint Exploration Agreements

We have two JEAs with Aethon Energy ("Aethon") covering a portion of our acreage in San Augustine County and Angelina County in East Texas. In May 2025, the parties entered into a letter agreement amending the JEAs. As amended, the agreements provide for a combined annual minimum drilling commitment of 16 wells across both contract areas.

Aethon expects to drill a total of 14 wells in the current program year, ending June 30, 2026, and apply 2 of its banked wells toward its commitment. As of December 31, 2025, Aethon had spud 6 wells in the current program year and had an inventory of 5 wells drilled in the previous program year that are expected to be turned to sales in early 2026. As of December 31, 2025, Aethon had a total of 10 banked wells.

Revenant Joint Exploration Agreement

In May 2025, we entered into a JEA with Revenant Energy (“Revenant”) covering an expanded portion of our Shelby Trough acreage, primarily located in Angelina, Nacogdoches, and San Augustine counties in Texas. The agreement grants Revenant exclusive development rights across three designated areas of interest ("AOIs") and requires minimum annual drilling commitments that escalate over a five-year period, including test wells in certain areas, to maintain development rights across the full contract area. The agreement allows for non-operated working interest participation.

In November 2025, we entered into an amendment to the JEA that maintained the original 6-well commitment for Program Year 1 while revising the structure for subsequent years. After Program Year 1, well count commitments convert to completed gross lateral-foot commitments at a ratio of one well per 7,000 lateral feet, allowing Revenant to drill longer laterals while maintaining overall commitment levels.

The table below summarizes the minimum gross lateral-foot drilling commitments under the agreement, including both AOI-specific and contract-wide commitments, following Program Year 1:

Revenant Drilling Commitments
Program Year	Calendar Year	AOI 1	AOI 2	AOI 3	Any AOI	Total Gross Lateral Feet
2	2027	42,000	—	—	14,000	56,000
3	2028	70,000	7,000	—	—	77,000
4	2029	84,000	14,000	14,000	—	112,000
5 and thereafter	2030 and beyond	105,000	35,000	35,000	—	175,000

Revenant expects to spud more wells than its 6-well commitment for the first program year, ending December 31, 2026.
Caturus Joint Exploration Agreement
In November 2025, we entered into a JEA with Caturus Energy, LLC (“Caturus”) covering an expanded portion of our Shelby Trough acreage, primarily in Angelina, Cherokee, Houston, and Nacogdoches counties in Texas. The agreement grants Caturus exclusive development rights across the contract area and requires minimum annual drilling commitments to maintain such rights. These commitments are measured in completed lateral feet on a net basis attributable to our mineral ownership interest and include pilot and test wells in the initial program years. The minimum net lateral-foot commitments escalate over a six-year period.

The table below summarizes the minimum net lateral-foot drilling commitments under the agreement:

Caturus Drilling Commitments
Program Year	Calendar Year	Net Lateral Feet
1	2026	6,000
2	2027	12,000
3	2028	12,600
4	2029	16,800
5	2030	21,000
6 and thereafter	2031 and beyond	25,200
Farmout Agreements
We previously entered into farmout arrangements covering all our non-operated working interests under our JEAs with Aethon in San Augustine and Angelina Counties. In May 2025, the farmout agreements covering the interests under the JEAs with Aethon terminated, and Aethon assumed the associated working interests as part of an amendment to our JEAs with Aethon. In June 2025, we entered into a farmout arrangement covering all our non-operated working interests under our JEA with Revenant in Angelina, Nacogdoches, and San Augustine Counties, farming out our undivided 35% non-operated working interest to an external capital provider.

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

	Acreage as of December 31, 2025
	Mineral and Royalty Interests						Working Interests[1]
BSM Land Region	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[2]	Gross Acres	Net %[3]	Gross Acres	Net %[3]	Gross Acres	Net Acres
Gulf Coast	8,049,498	51.7%	549,359	4.9%	200,735	3.0%	351,037	105,872
Southwestern U.S.	2,773,819	25.4%	989,960	3.9%	196,508	1.7%	16,390	11,869
Rocky Mountains	2,123,454	15.4%	243,295	3.4%	802,010	2.4%	92,919	15,844
Eastern U.S.	1,650,392	47.6%	1,727	4.0%	74,247	1.3%	13,468	1,375
Mid-Continent	1,309,044	34.6%	38,793	4.3%	269,767	3.6%	53,552	31,236
Western U.S.	1,025,644	89.1%	331	1.8%	28,029	3.3%	—	—
Total	16,931,851	43.4%	1,823,465	4.1%	1,571,296	2.6%	527,366	166,196

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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2025[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
BSM Land Region	MRI Wells[2]	WI Wells	2025	2024	2023	2025	2024	2023
Gulf Coast	14,853	1,404	20,870	22,801	23,600	755	1,306	1,614
Southwestern U.S.	28,707	633	5,716	6,378	6,417	87	67	67
Rocky Mountains	15,954	638	4,634	4,637	4,609	353	428	519
Eastern U.S.	1,141	7	170	712	748	5	5	6
Mid-Continent	9,206	491	1,641	1,816	1,824	153	151	170
Western U.S.	601	—	225	233	238	—	—	—
Total	70,462	3,173	33,256	36,577	37,436	1,353	1,957	2,376
1 We own both mineral and royalty interests and working interests in 1,991 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.

Material Resource Plays
The following listing provides an overview of the resource plays we consider most material to our current and future business. These plays accounted for 73% of our aggregate production for the year ended December 31, 2025.
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

	Acreage as of December 31, 2025
	Mineral and Royalty Interests						Working Interests[1]
Resource Play	Mineral Interests		NPRIs		ORRIs
	Gross Acres	Net %[2]	Gross Acres	Net %[3]	Gross Acres	Net %[3]	Gross Acres	Net Acres
Bakken/ Three Forks	397,749	17.0%	38,623	1.4%	12,169	1.3%	51,749	6,650
Haynesville/Bossier	441,603	58.9%	30,919	4.3%	27,392	5.3%	174,297	47,190
Permian-Midland	221,455	4.9%	129,047	2.3%	102,384	0.4%	160	4
Permian-Delaware	134,279	9.3%	39,103	2.6%	5,283	3.1%	2,602	1,097
Eagle Ford	67,421	14.4%	106,301	1.3%	48,318	2.2%	1,147	87
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

			Mineral and Royalty Interests			Working Interests
	Gross Well Count as of December 31, 2025[1]		Average Daily Production (Boe/d) for the Year Ended December 31,			Average Daily Production (Boe/d) for the Year Ended December 31,
Resource Play	MRI Wells[2]	WI Wells	2025	2024	2023	2025	2024	2023
Bakken/ Three Forks	4,610	288	3,074	3,282	3,507	276	306	361
Haynesville/Bossier	1,588	140	15,571	18,476	18,360	569	876	1,108
Permian-Midland	4,807	5	2,886	3,846	2,991	1	1	—
Permian-Delaware	1,309	10	1,798	1,507	2,419	14	18	19
Eagle Ford	1,134	27	1,140	936	1,084	5	7	8
1 We own both mineral and royalty interests and working interests in 437 of the wells shown in each column above.
2 Refers to mineral and royalty interest wells.
Estimated Proved Reserves
Evaluation and Review of Estimated Proved Reserves
The reserves estimates as of December 31, 2025, 2024, and 2023 shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI summary reserves report incorporated herein is Mr. Connor B. Riseden. Mr. Riseden, a Licensed Professional Engineer in the State of Texas (License No. 100566), has been practicing consulting petroleum engineering at NSAI since 2006 and has over four years of prior industry experience. He graduated from Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and from Tulane University in 2005 with a Master of Business Administration Degree. As technical principal, Mr. Riseden meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s estimated proved reserve report, dated as of January 9, 2026 and effective as of December 31, 2025, is attached as Exhibit 99.1 to this Annual Report.
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our third-party reserve engineers to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our internal technical team members met with our third-party reserve engineers periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. We provided historical information to the third-party reserve engineers for our properties, such as oil and natural gas production, well test data, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. Stephanie Parish, our Manager, Reserves, was primarily responsible for overseeing the preparation of our reserve estimates for 2025 and 2024. Ms. Parish is a petroleum engineer with approximately 27 years of reservoir-engineering experience. Garrett Gremillion, our former Vice President, Engineering, was primarily responsible for overseeing the preparation of our reserve estimates for 2023. Mr. Gremillion is a petroleum engineer and had approximately 14 years of reservoir-engineering experience as of December 31, 2023.
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
Estimation of Proved Reserves
In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All our estimated proved reserves as of December 31, 2025, 2024, and 2023 are based on deterministic methods. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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
Summary of Estimated Proved Reserves
Estimates of reserves are prepared using oil and natural gas prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month within the year the estimates are prepared. For estimates of oil reserves, the average WTI spot oil prices used were $66.01, $76.32, and $78.21 per barrel as of December 31, 2025, 2024, and 2023, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $3.39, $2.13, and $2.64 per MMBtu as of December 31, 2025, 2024, and 2023, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude NGL quantities. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $63.40 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2025, $74.14 per barrel for oil and $2.22 per Mcf for natural gas as of December 31, 2024, and $76.90 per barrel for oil and $2.63 per Mcf for natural gas as of December 31, 2023.
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
The following table presents our estimated proved oil and natural gas reserves:

	As of December 31,
	2025	2024	2023
	(Unaudited)
Estimated proved developed:
Oil (MBbls)	16,241	17,466	19,091
Natural gas (MMcf)	191,632	220,901	228,061
Total (MBoe)	48,179	54,283	57,101
Estimated proved undeveloped:
Oil (MBbls)	395	—	—
Natural gas (MMcf)	37,625	18,580	44,235
Total (MBoe)	6,666	3,097	7,373
Estimated proved reserves:
Oil (MBbls)	16,636	17,466	19,091
Natural gas (MMcf)	229,257	239,481	272,296
Total (MBoe)	54,845	57,380	64,474
Percent proved developed	87.8%	94.6%	88.6%
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
The estimated proved reserve report as of December 31, 2025 is included as an exhibit to this Annual Report. See "Note 2 - Summary of Significant Accounting Policies" to the consolidated financial statements and our "Supplemental Oil and Natural Gas Disclosures" included elsewhere in this Annual Report for additional information.

Estimated Proved Undeveloped Reserves
As of December 31, 2025, our PUDs comprised 395 MBbls of oil and 37,625 MMcf of natural gas, or 6,666 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs during the year ended December 31, 2025 (in MBoe):

Estimated Proved Undeveloped Reserves
(Unaudited)
As of December 31, 2024	3,097
Acquisitions of reserves	—
Divestiture of reserves	—
Extensions and discoveries	5,064
Revisions of previous estimates	777
Transfers to estimated proved developed	(2,272)
As of December 31, 2025	6,666
New PUD reserves totaling 5,064 MBoe were added during the year ended December 31, 2025, resulting from development activities in the Haynesville/Bossier play and the Permian Basin. In 2025 we did not acquire or divest any PUD reserves.
During the year ended December 31, 2025, PUD revisions accounted for a 777 MBoe increase in reserves and 2,272 MBoe of PUD reserves were converted to proved developed reserves.
During the year ended December 31, 2025, no costs were incurred relating to the development of locations that were classified as PUDs as of December 31, 2024. The PUDs that were developed during 2025 were primarily Haynesville/Bossier PUDs in which our working interest was farmed out. Additionally, during the year ended December 31, 2025, we incurred $0.6 million drilling, completing, and recompleting other wells that were not classified as PUDs as of December 31, 2024. There are no estimated future development costs projected for the development of PUD reserves associated with our working interests as of December 31, 2025. All our PUD drilling locations as of December 31, 2025 are scheduled to be drilled within five years from the date the reserves were initially booked as proved undeveloped reserves.
We generally do not have evidence of approval of our operators’ development plans. As a result, our proved undeveloped reserve estimates are limited to those relatively few locations for which we have development agreements in place or have received evidence of capital commitment. As of December 31, 2025, our PUD reserves consists of 35 wells in various stages of drilling or completions. As of December 31, 2025, approximately 12% of our total proved reserves were classified as PUDs.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
For the year ended December 31, 2025, 26% of our production and 52% of our oil and natural gas revenues were related to oil and condensate production and sales, respectively. During the same period, natural gas and NGLs were 74% of our production and 48% of our oil and natural gas revenues.
The following table sets forth information regarding production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Production:
Oil and condensate (MBbls)	3,259	3,606	3,757
Natural gas (MMcf)[1]	56,237	62,984	64,647
Total (MBoe)	12,632	14,103	14,532
Average daily production (MBoe/d)	34.6	38.5	39.8
Realized Prices without Derivatives:
Oil and condensate (per Bbl)	$64.24	$74.61	$76.74
Natural gas and natural gas liquids sales (per Mcf)[1]	$3.41	$2.51	$3.10
Unit Cost per Boe:
Production costs and ad valorem taxes	$3.09	$3.52	$3.92
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
Productive Wells
Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells.
The following table sets forth information about our mineral and royalty interest and working interest wells:

	Productive Wells as of December 31, 2025[1]
	Mineral and Royalty Interests	Working Interests
Well Type	Gross	Gross	Net
Oil	41,921	1,817	52
Natural Gas	28,541	1,356	126
Total	70,462	3,173	178
1 We own both mineral and royalty interests and working interests in 1,991 gross wells.

Acreage
Mineral and Royalty Interests
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2025:

BSM Land Region	Developed Acreage[1]	Undeveloped Acreage[1]	Total Acreage[1]
Gulf Coast	464,936	8,334,656	8,799,592
Southwestern U.S.	632,947	3,327,340	3,960,287
Rocky Mountains	894,553	2,274,206	3,168,759
Eastern U.S.	86,306	1,640,060	1,726,366
Mid-Continent	527,963	1,089,641	1,617,604
Western U.S.	28,341	1,025,663	1,054,004
Total	2,635,046	17,691,566	20,326,612
1 Includes acreage for mineral interests, NPRIs, and ORRIs.
Working Interests
The following table sets forth information relating to our acreage for our non-operated working interests as of December 31, 2025:

	Developed Acreage		Undeveloped Acreage		Total Acreage
BSM Land Region	Gross	Net	Gross	Net	Gross	Net
Gulf Coast	306,028	76,849	45,009	29,023	351,037	105,872
Southwestern U.S.	16,270	11,843	120	26	16,390	11,869
Rocky Mountains	92,083	15,844	836	—	92,919	15,844
Eastern U.S.	13,468	1,375	—	—	13,468	1,375
Mid-Continent	53,552	31,236	—	—	53,552	31,236
Western U.S.	—	—	—	—	—	—
Total	481,401	137,147	45,965	29,049	527,366	166,196
Undeveloped Acreage
The following table lists our net undeveloped acres leased from third party mineral owners, the net acres expiring in the years ending December 31, 2026, 2027, and 2028, and, where applicable, the net acres expiring that are subject to extension options:

	2026 Expirations		2027 Expirations		2028 Expirations
Net Undeveloped Acreage[1]	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.	Net Acreage without Ext. Opt.	Net Acreage with Ext. Opt.
29,049	3,434	309	2,136	3,834	4,899	1,592
1 There are 12,845 undeveloped acres expiring between 2029 and 2032, and where applicable, subject to extension options.

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

	Year Ended December 31,
	2025	2024	2023
Gross development wells:
Productive	—	—	1.0
Dry	—	—	—
Total	—	—	1.0
Net development wells:
Productive	—	—	0.2
Dry	—	—	—
Total	—	—	0.2
Gross exploratory wells:
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net exploratory wells:
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
As of December 31, 2025, we had no wells in the process of drilling, completing or dewatering, or shut in awaiting infrastructure.

Environmental Matters
Oil and natural gas exploration, development, and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state, and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations that carry substantial administrative, civil, and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may delay or create significant financial burdens on operators' ability to explore for, develop, and produce oil and gas from our properties. The strict, joint, and several liability nature of such laws and regulations could impose liability upon our operators, or us as working interest owners if the operator fails to perform, regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. In addition, many environmental statutes contain citizen suit provisions, and environmental groups frequently use these provisions to oppose oil and natural gas exploration and development activities and related projects. The long-term trend in environmental regulation has been towards more stringent regulations, and any changes that impact our operators and result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect our business and prospects. Below is a summary of environmental laws applicable to operations on our properties.
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

Under the CWA, the discharge of pollutants into jurisdictional wetlands or other federally regulated waters of the United States ("WOTUS") is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA remains uncertain at this time. In November 2025, the EPA and the Corps proposed a rule to further update the definition of WOTUS, guided by the U.S. Supreme Court’s Sackett v. EPA decision. Accordingly, any change in the CWA’s jurisdiction could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.
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
The SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that endangers humans, which could result in orders prohibiting or limiting the operations of oil and natural gas production facilities. The EPA has asserted regulatory authority pursuant to the SDWA's Underground Injection Control ("UIC") program over hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued guidance covering such activities. The SDWA also regulates saltwater disposal wells under the UIC Program. Concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of, order disposal wells to cease operations, or limit the construction of new wells. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances, or force them to curtail operations.
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
Climate Change
The threat of climate change continues to attract considerable attention. Numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHG") as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level and, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify climate change-related requirements and the EPA’s GHG “Endangerment Finding.” In February 2026, the Trump administration finalized a rule repealing the Endangerment Finding. This served as the basis for the majority of the EPA’s GHG regulations, including existing rules that establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions. It is uncertain at this time what impact the repeal of the Endangerment Finding will have on such regulations.
Relatedly, the regulation of methane from oil and natural gas facilities has been subject to uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as New Source Performance Standard ("NSPS") OOOOb, as well as rules for existing sources for the first time ever, known as OOOOc. The rules have been subject to legal challenge. In March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the Trump administration’s deregulatory agenda. Most recently, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and natural gas sources remains pending.
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
There have also recently been increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies have shown that they may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently, with several high-profile banks and institutional investors withdrawing from various associations that aim to limit the financing of such industries. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.
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
Hydraulic Fracturing
Our operators engage in hydraulic fracturing to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but the EPA and other federal agencies have asserted jurisdiction over certain aspects of hydraulic fracturing, although this has lessened following the change of presidential administrations.
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

In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. Colorado legislation, for example, includes establishment of more stringent setbacks (2,000 feet instead of 500-feet) on new oil and gas development and the elimination of routine flaring and venting of natural gas at new or existing wells across the state, and its environmental regulatory commission adopted regulations aimed at curbing methane emissions from oil and gas operations. Additionally, in March 2025, the Colorado Energy and Carbon Management Commission issued regulations requiring instate operators to phase in the use of recycled produced water for hydraulic fracturing, with minimum recycling targets starting at 2% in 2026 and increasing over time (potentially up to 35% by 2038), which may result in additional costs for water treatment infrastructure, recycling facilities, and related compliance measures. Overall, we cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.
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
Major Customers (Operators)
If we were to lose a significant operator on our properties, that loss could negatively affect revenue derived from our mineral and royalty interest or working interest properties. The loss of any single lessee is mitigated by our diversified operator base. Aethon represented approximately 14% of total oil and natural gas revenues for the year ended December 31, 2025; Pioneer Natural Resources and XTO Energy, subsidiaries of ExxonMobil Corporation, collectively represented approximately 13% of total oil and natural gas revenues for the year ended December 31, 2024; and no single operator exceeded 10% of total oil and natural gas revenues for the year ended December 31, 2023.
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
Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2025, Black Stone Management had 122 full-time employees and 7 contractors. Our largest departments are Accounting and Land Administration, which account for 37 and 23 respectively, of our full-time employee base. None of Black Stone Management’s employees are represented by labor unions or covered by any collective bargaining agreements.
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
Healthcare and Other Benefits. We provide a robust suite of benefits to our employees covering all aspects of life, including 401(k) matching, medical-insurance options, and programs to encourage and support the whole person, including physical, mental and emotional, financial, social, career, and community service initiatives. Within these listed programs we provide, free to all employees, dental and vision insurance covering an employee’s entire family, caregiver support benefits, a personal financial wellness program, a tuition-reimbursement program, a building-provided fitness center, employee health care advocacy services, a wellness program providing employees the ability to earn lifestyle rewards for participating in healthy activities as well as a recognition program to celebrate milestone service awards and other moments of excellence.
Hybrid Work Environment. The majority of our employees have work flexibility which allows for work outside of the office on Monday and Friday, and requires work in the office on Tuesday through Thursday during core business hours. This arrangement allows employees to have a greater work-life balance, and we believe the ability to work in a hybrid environment, as well as our robust compensation and benefits program, allow us to retain and recruit top-quality employees.
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

•political and economic conditions in oil producing regions, including the Middle East, Africa, South America, including Venezuela, and Russia;
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
•global geopolitical conflicts and developments, including the ongoing conflict in Ukraine, hostilities in the Middle East, the evolving situation in Venezuela and the relationships between the United States and other countries, such as China and Russia;
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

	Year Ended December 31, 2025		During the Five Years Prior to December 31, 2025		As of December 31,
	High	Low	High[2]	Low[3]	2025	2024	2023
WTI spot crude oil ($/Bbl)[1]	$73.79	$57.26	$123.64	$47.47	$57.26	$72.44	$71.89
Henry Hub spot natural gas ($/MMBtu)[1]	$9.86	$2.65	$23.86	$1.21	$4.00	$3.40	$2.58
1 Source: EIA
2 High prices for WTI and Henry Hub were in 2022 and 2021, respectively.
3 Low prices for WTI and Henry Hub were in 2021 and 2024, respectively.
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

Approximately 52% of our 2025 oil and natural gas revenues were derived from oil and condensate sales. Any future decreases in prices of oil may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2025, WTI market prices at Cushing, Oklahoma have ranged from a high of $123.64 per Bbl in 2022 to a low of $8.91 per Bbl in 2020. On December 31, 2025, the last trading day of 2025, the WTI spot market price of oil was $57.26. The changes in the price of oil have been caused by many factors, including periods of increasing U.S. oil production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, actions taken by members of the Organization of the Petroleum Exporting Countries and its broader partners ("OPEC+"), and geopolitical conflicts and developments. If prices for oil are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.
Approximately 48% of our 2025 oil and natural gas revenues were derived from natural gas and natural gas liquids sales. Any future decreases in prices of natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to pay quarterly distributions on our common units, perhaps materially.
During the ten years prior to December 31, 2025, natural gas prices at Henry Hub have ranged from a high of $23.86 per MMBtu in 2021 to a low of $1.21 per MMBtu in 2024. On December 31, 2025, the last trading day of 2025, the Henry Hub spot market price of natural gas was $4.00 per MMBtu. The changes in the price of natural gas have been caused by many factors, including periods of increasing U.S. natural gas production from unconventional (shale) reserves, periods of investment restraint from U.S. oil and natural gas producers, seasonal changes in demand for heating by residential and commercial customers, and levels of U.S. natural gas exports. If prices for natural gas are depressed for an extended period of time or there are future declines, we may be required to write down the value of our oil and natural gas properties and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for natural gas may negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow under our Credit Facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders, and service our indebtedness.
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
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2025, 2024, and 2023 were prepared by NSAI, a third-party petroleum engineering firm, which conducted a detailed review of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.
The estimates of reserves as of December 31, 2025, 2024, and 2023 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the years ended December 31, 2025, 2024, and 2023, respectively, in accordance with the SEC guidelines applicable to reserve estimates for those periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.
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
Our assets consist of mineral and royalty interests and non-operated working interests. For the year ended December 31, 2025, we received revenue from over 1,000 operators. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion. Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors largely outside of our control, including:
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
In 2025, we generated 13% of our royalty revenues and 14% of our working interest revenues from three operators in the Shelby Trough area of the Haynesville play in East Texas, where we own a concentrated, relatively high-interest royalty position. Only one of these operators has an active drilling program on this acreage. Geographic and operator concentration heightens the effect of operational risks, including:
•operators’ diversion of drilling capital to other areas, where our royalty interest is less meaningful or nonexistent;
•adverse changes to the operators’ financial positions;
•unanticipated geographic or environmental constraints in the Shelby Trough;
•delay or cancellation of construction or operation of LNG export facilities in the Gulf of Mexico; or
•delay, cancellation, or reduced demand from planned data centers.
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
Our Credit Facility limits the amounts we can borrow to a borrowing base amount, as determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined at least semi-annually, and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, decreases in reserves, lending requirements, or regulations or certain other circumstances. As of December 31, 2025, we had $154.0 million outstanding borrowings and the aggregate maximum credit amounts of the lenders were $1.0 billion. In October 2025, we amended the Credit Facility to extend the maturity date from October 31, 2027 to October 31, 2030 and remove the adjustment applied to secured overnight financing rate ("SOFR") loans. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was reaffirmed at $580.0 million and we elected to maintain cash commitments under the Credit Facility at $375.0 million. The next semi-annual redetermination is scheduled for April 2026. A future decrease in our borrowing base could be substantial and could be to a level below our then-outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, or sell assets, debt, or equity. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Credit Facility, which could materially adversely affect our business, financial condition, results of operations, and distributions to our unitholders.
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
In the past, we have made substantial capital expenditures in connection with the acquisition of mineral and royalty interests and, to a lesser extent, participation in our non-operated working interests. To date, we have financed capital expenditures primarily with funding from cash generated by operations, limited borrowings under our Credit Facility, farmout agreements, and the issuance of equity securities.

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
•investments in seismic and other subsurface data may not identify commercially viable prospects or support successful development or acquisitions; and
•the occurrence of other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation, or restructuring charges.
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
Our operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the general trend of more expansive and stricter environmental legislation and regulations will continue. Please read Part I, Items 1 and 2. “Business and Properties — Environmental Matters” for a description of the laws and regulations that affect our operators and that may affect us. These and other potential regulations could increase the operating costs of our operators and delay production, which could adversely affect the amount of cash available for distribution to our unitholders.
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
Increased attention to, and sometimes conflicting social expectations on, companies to address climate change, investor and societal expectations regarding ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors. Please read Part I, Items 1 and 2. “Business and Properties — Environmental Matters” for additional information on related developments that may affect us, our operators, and/or the oil and gas sector more generally.
Any new laws or regulations imposing requirements on our business related to the disclosure of climate-related risks may result in reputational harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations of requirements of financial institutions. For example, California has enacted laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims. Other states are expected to follow. Non-compliance with these laws, to the extent applicable, may result in the imposition of substantial fines or penalties.
In addition, certain organizations that provide information, ratings or proxy advisory services to investors on corporate governance and related matters have developed processes for evaluating companies on their approach to ESG matters. Such ratings or recommendations are used by some investors to inform their investment and voting decisions. While such ratings or recommendations do not impact all investors’ investment or voting decisions, unfavorable ESG ratings or recommendations may lead to negative investor sentiment toward us and to the diversion of investment which could have a negative impact on our unit price and/or our access to and costs of capital. Additionally, certain financial institutions may decide not to provide funding or insurance for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital or the ability to complete projects.

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
Finally, certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Consideration of ESG-related factors in our decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties and increase litigation risks from private parties and governmental authorities.
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
Our partnership agreement generally provides that any distributions are paid each quarter as follows: (i) first, to the holders of Series B cumulative convertible preferred units in an amount equal to 7.0% of the face amount of the preferred units per annum, through November 27, 2023, then adjusting on November 28, 2023 and readjusting every two years thereafter, to a rate equal to the greater of (a) the rate in effect immediately prior to the relevant readjustment and (b) the 10-year Treasury Rate as of such readjustment date plus 5.5% per annum (which rate adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for November 28, 2025), and (ii) second, to the holders of common units. However, the Board could elect not to pay distributions for one or more quarters or at all. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities — Cash Distribution Policy.”
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
As of December 31, 2025, we had 211,873,257 common units and 14,711,219 Series B cumulative convertible preferred units outstanding. Each holder may elect to convert all or any portion of its Series B cumulative convertible preferred units into common units on a one-for-one basis, subject to customary anti-dilution adjustments, an adjustment for any distributions that have accrued but not been paid when due, and certain other restrictions. Under certain conditions, we may elect to convert all or any portion of the Series B cumulative convertible preferred units into common units. As of December 31, 2025 and through the date of this filing, we had not met all such conditions and therefore were not eligible to exercise our conversion right for the Series B cumulative convertible preferred units. Sales by holders of a substantial number of our common units in the public markets, or the perception that these sales might occur, could have a material adverse effect on the price of our common units or impair our ability to obtain capital through an offering of equity securities.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state income tax at varying rates. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to our common unitholders. Because an entity-level tax would be imposed upon us as a corporation, cash distributions to our common unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. Imposition of any of those taxes may substantially reduce the cash distributions to our common unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash generated from our operations and after-tax returns to our common unitholders, likely causing a substantial reduction in the value of our common units.
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
While the determination of a partner's "amount realized" generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury Regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. For a transfer of an interest in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. common unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
Our Vice President, Information Technology (“VP IT”), with support from our Information Technology Infrastructure Team (“Infrastructure Team,” which, together with the VP IT, make up the “Cybersecurity Team”), has primary responsibility for the assessment and management of risks from cybersecurity threats. Collectively, the four members of the Cybersecurity Team have over 75 years of cybersecurity-related experience in both the private and public sectors, including perimeter and internal network security, secure email gateway, B2B and B2C eCommerce, on-premises and cloud storage environment security, and ransomware protection solutions. In addition, members of the Cybersecurity Team have multiple network-security certifications relevant to the technologies we deploy.
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
Our VP IT, the Director of our Infrastructure Team, and our General Counsel make up the Information Security Committee, which has the initial responsibility for the assessment of and response to cybersecurity incidents consistent with our formal incident-response plan. Pursuant to the incident-response plan, more serious incidents are escalated to other senior members of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as to the Audit Committee and our external auditors, as appropriate.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “BSM.” As of February 20, 2026, there were 212,333,793 common units outstanding held by 356 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record. As of February 20, 2026, we also had outstanding 14,711,219 Series B cumulative convertible preferred units. There is no established public market in which the Series B cumulative convertible preferred units are traded.
Common Unit Performance Graph
The graph below compares the cumulative five-year total return to unitholders on our common units as compared to the cumulative five-year total returns on the S&P 500 index and the S&P Oil & Gas Exploration & Production index. The graph assumes that the value of the investment in our common units was $100.00 on December 31, 2020. Cumulative return is computed assuming reinvestment of distributions.

Cumulative Total Return on Common Units

$350
$300
$250
$200
$150
$100
$50
$0
Investment Value
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
12/31/25
Period Ending
Black Stone Minerals, L.P.
S&P 500 Index
S&P Oil & Gas E&P Index

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	As of December 31,
	2020	2021	2022	2023	2024	2025
Black Stone Minerals, L.P.	$100.00	$167.55	$303.23	$321.86	$326.69	$328.25
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P Oil & Gas E&P Index	100.00	167.58	244.21	253.58	251.80	246.96
The information in this Annual Report appearing under the heading “Common Unit Performance Graph” is being furnished pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 ('the Exchange Act').
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Cash Distribution Policy
Our partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7.0% of the face amount of the preferred units per annum, through November 27, 2023, then adjusting on November 28, 2023 and readjusting every two years thereafter, to a rate equal to the greater of (i) the rate in effect immediately prior to the relevant readjustment and (ii) the 10-year Treasury Rate as of such readjustment date plus 5.5% per annum (which rate adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for November 28, 2025); and
•second, to the holders of common units.
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

Series B Cumulative Convertible Preferred Units
The Series B cumulative convertible preferred units were initially entitled to quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”). The Distribution Rate adjusted on November 28, 2023, and will be readjusted every two years thereafter (each, a “Readjustment Date”). The rate set on each Readjustment Date is equal to the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. The Distribution Rate was adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for November 28, 2025. We cannot pay any distributions on any junior securities, including common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions.
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
We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units during biennial 90-day windows. On August 21, 2025, we entered into an agreement with the holders of its Series B cumulative convertible preferred units. Under the agreement, we agreed not to exercise our redemption option, and the holders agreed to vote their preferred units in accordance with the recommendations of our Board of Directors on ordinary course matters and to certain customary transfer and standstill restrictions. These provisions remain in effect through November 27, 2027, with the next redemption window opening on November 28, 2027.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” This discussion includes a comparison of our results of operations and liquidity and capital resources for 2025 and 2024. For the discussion of changes from 2024 to 2023 and other financial information related to 2023, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2025.
Overview
As of December 31, 2025, our mineral and royalty interests were located in 41 states in the continental United States including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Development Activity
During the fourth quarter, Aethon was operating three rigs on our Angelina, Nacogdoches, and San Augustine acreage in the Shelby Trough. Aethon’s development program remains on track, with 6 wells spud in the second half of 2025 as part of the current program year ending June 30, 2026, an additional 8 wells expected in the first half of 2026 to complete that program year, and 10 more wells expected in the second half of 2026 as part of the next program year. Aethon successfully turned to sales 7 gross (0.42 net) wells during the fourth quarter and has an inventory of 5 gross (0.31 net) wells from the previous program year that it expects to turn to sales during early 2026.

Our agreement with Revenant covers 270,000 gross acres in which we currently control approximately 122,000 undeveloped net acres. Revenant is obligated to drill a minimum of 6 wells in 2026, increasing annually to a minimum of 25 wells per year by 2030. We also secured a non-operated working interest partner for the development. In November 2025, the agreement was amended to maintain the 6-well commitment for 2026 and convert future commitments to completed gross lateral-foot targets at one well per 7,000 lateral feet, allowing longer laterals while keeping overall development levels unchanged. Revenant expects to spud more wells than its 6-well commitment for the first program year ending December 31, 2026.

In November 2025, we entered into a 220,000 gross acre development agreement with Caturus, which aims to push the Shelby Trough westward towards the Western Haynesville. Activity will begin with approximately 2 gross (0.2 net) wells in 2026 and ramp to approximately 12 gross (0.8 net) wells annually by 2031, supported by minimum annual lateral-foot requirements, all net to our interest. In addition to the 2 gross wells in 2026, Caturus plans to drill a pilot well stepping out towards Houston County, consistent with the terms of the agreement.

For additional information about our Shelby Trough development agreements, please read Part I, Items 1. and 2. “Business and Properties—Our Assets—Shelby Trough Development Agreements”.

In the Permian Basin, Coterra Energy continues to develop our acreage in Culberson County, Texas. During the third quarter, 5 gross wells (0.17 net) were turned to sales, with the remaining 34 gross (1.21 net) wells expected in the first half of 2026. A second large development of 30 gross (2.04 net) wells in the southern Delaware Basin is expected to come online in the second half of 2026 and first half of 2027.

Acquisition Activity
In the fourth quarter of 2025, we acquired $48.8 million of additional (primarily non-producing) mineral and royalty interests. From September 2023 through December 2025, we have completed $239.5 million of mineral and royalty acquisitions, primarily in the expanding Shelby Trough area.
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
Oil prices decreased during the year ended December 31, 2025 compared to the same period in 2024, primarily due to increased global supply and uncertainty about the outlook for global economic growth and oil demand. Supply growth from both OPEC+ and non-OPEC+ producers contributed to higher global inventories during the year, placing downward pressure on crude oil prices.
Natural gas prices increased during the year ended December 31, 2025 relative to the prior-year period. Colder-than-normal weather during the first quarter increased heating demand and reduced storage levels, while higher demand for power generation during the summer months also contributed to higher natural gas prices. In addition, continued growth in LNG export demand further strengthened market conditions. In the fourth quarter of 2025, natural gas prices rose, driven by seasonal heating demand, continued LNG export demand, and relatively tight storage levels.
Given the dynamic nature of commodity markets, we cannot reasonably estimate how long current price levels or market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2025
Benchmark Prices	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot crude oil ($/Bbl)[1]	$57.26	$63.17	$66.30	$71.87
Henry Hub spot natural gas ($/MMBtu)[1]	$4.00	$3.12	$3.26	$4.11
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2025
U.S. Rotary Rig Count[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Oil	412	424	432	484
Natural gas	125	117	109	103
Other	9	8	6	5
Total	546	549	547	592
 1 Source: Baker Hughes Incorporated

Natural Gas Storage
The majority of the production volumes attributable to our interests is derived from natural gas production. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The EIA forecasts that inventories will conclude the withdrawal season, which is the end of March 2026, at 1.8 Tcf, or 2% higher than the five-year average. The EIA expects inventories will rise to 3.8 Tcf at the end of October 2026, which would be 5% higher than the five-year average.
The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2025
Region[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Bcf)
East	736	832	602	284
Midwest	865	972	688	364
Mountain	264	269	228	165
Pacific	307	302	287	202
South Central	1,203	1,186	1,148	758
Total	3,375	3,561	2,953	1,773
1     Source: EIA
Natural Gas Exports
Net natural gas exports averaged 15.0 Bcf per day during 2025, a 26% increase from the 2024 average. The EIA forecasts average exports of 16.4 Bcf per day for the start of 2026, a 9% increase from 2025 levels. The EIA forecast reflects assumptions that U.S. LNG exports will increase as new LNG export projects begin operations in 2026.

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
Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end-user markets. Although the growth in LNG export capacity and global shipping has increased connectivity among certain markets, transportation remains infrastructure-dependent and subject to capacity constraints, and prices may continue to vary by region.

Hedging
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. From time to time, such instruments may include variable-to-fixed-price swaps, fixed-price contracts, costless collars, and other contractual arrangements. Under a fixed-price swap contract, a counterparty is required to make a payment to us if the settlement price is less than the contract strike price, and we are required to make a payment to the counterparty if the settlement price is greater than the contract strike price. Under a costless collar contract, we receive a payment from the counterparty if the settlement price is below the floor price, and we make a payment to the counterparty if the settlement price is above the ceiling price. If we have multiple contracts outstanding with a single counterparty, unless restricted by our agreement, we will net settle the contract payments. The impact of these derivative instruments could affect the amount of revenue we ultimately realize.
Our open derivative contracts consist of fixed-price swap contracts. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of December 31, 2025 are detailed in Note 5 – Commodity Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
We are allowed, but not required, to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of December 31, 2025, we had hedged 93% and 27% of our available oil and condensate hedge volumes and 100% and 54% of our available natural gas hedge volumes for 2026 and 2027, respectively.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation, depletion, and amortization adjusted for impairment of oil and natural gas properties, if any, accretion of asset retirement obligations, seismic data acquisition costs, non-cash equity-based compensation, unrealized gains and losses on commodity derivative instruments, and gains and losses on sales of assets, if any. We define Distributable Cash Flow as Adjusted EBITDA plus or minus amounts for certain non-cash operating activities, cash interest expense, distributions to preferred unitholders, and restructuring charges, if any.
Beginning with the year ended December 31, 2025, we revised our definition of Adjusted EBITDA to exclude seismic data acquisition costs, which are included in Exploration expense on our consolidated statements of operations. Comparative amounts for the year ended December 31, 2024 for each of Adjusted EBITDA and Distributable Cash Flow have been recast to conform to the current period presentation. Management believes this revised definition enhances comparability between periods and reflects the Partnership’s view of seismic data acquisition costs as investments that support the long-term development and value of its mineral and royalty interests.
Adjusted EBITDA and Distributable Cash Flow should not be considered an alternative to, or more meaningful than, net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. as measures of our financial performance.

Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income (loss), the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA and Distributable Cash Flow may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income	$299,932	$271,326
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	36,887	45,196
Interest expense	8,930	3,109
Income tax expense (benefit)	(137)	509
Accretion of asset retirement obligations	1,374	1,298
Seismic data acquisition costs	17,349	2,287
Equity-based compensation	9,620	8,564
Unrealized (gain) loss on commodity derivative instruments	(36,602)	50,944
Adjusted EBITDA	337,353	383,233
Adjustments to reconcile to Distributable Cash Flow:
Change in deferred revenue	(3)	(4)
Cash interest expense	(7,845)	(2,030)
Preferred unit distributions	(29,466)	(29,466)
Distributable Cash Flow	$300,039	$351,733

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table shows our production, revenue, and operating expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Variance
	(dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	3,259	3,606	(347)	(9.6)%
Natural gas (MMcf)[1]	56,237	62,984	(6,747)	(10.7)%
Equivalents (MBoe)	12,632	14,103	(1,471)	(10.4)%
Equivalents/day (MBoe)	34.6	38.5	(3.9)	(10.1)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$64.24	$74.61	$(10.37)	(13.9)%
Natural gas ($/Mcf)[1]	3.41	2.51	0.90	35.9%
Equivalents ($/Boe)	$31.74	$30.27	$1.47	4.9%
Revenue:
Oil and condensate sales	$209,361	$269,061	$(59,700)	(22.2)%
Natural gas and natural gas liquids sales[1]	191,616	157,907	33,709	21.3%
Lease bonus and other income	21,351	12,461	8,890	71.3%
Revenue from contracts with customers	422,328	439,429	(17,101)	(3.9)%
Gain (loss) on commodity derivative instruments	47,591	(5,730)	53,321	(930.6)%
Total revenue	$469,919	$433,699	$36,220	8.4%
Operating expenses:
Lease operating expense	$10,141	$9,705	$436	4.5%
Production costs and ad valorem taxes	39,024	49,577	(10,553)	(21.3)%
Exploration expense	18,634	2,735	15,899	581.3%
Depreciation, depletion, and amortization	36,887	45,196	(8,309)	(18.4)%
General and administrative	55,463	52,082	3,381	6.5%
Other expense:
Interest expense	$8,930	$3,109	$5,821	187.2%
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
Revenue
Total revenue for the year ended December 31, 2025 increased compared to the year ended December 31, 2024. The increase in total revenue from the corresponding period is due to higher natural gas and NGL sales, higher lease bonus and other income and a gain on commodity derivative instruments in 2025 compared to a loss in 2024. Lower oil revenues, resulting from reduced production and commodity prices, partially offset the overall increase in total revenue.

Oil and condensate sales. Oil and condensate sales decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to lower realized commodity prices and lower production volumes. The decrease in oil and condensate production was driven by reduced production volumes in the Austin Chalk, Bakken/Three Forks, and Permian Basin play trends. Our mineral and royalty interest oil and condensate volumes accounted for 96% and 95% of total oil and condensate volumes for the years ended December 31, 2025 and 2024, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to higher realized commodity prices partially offset by lower production volumes. The decrease in natural gas and NGL production was driven by decreased production volumes in the Austin Chalk and Haynesville/Bossier play trends. Mineral and royalty interest production accounted for 96% and 95% of our natural gas volumes for the years ended December 31, 2025 and 2024, respectively.
Gain (loss) on commodity derivative instruments.  Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During 2025, we recognized $11.0 million of realized gains and $36.6 million of unrealized gains from our commodity derivatives, compared to $45.2 million of realized gains and $50.9 million of unrealized losses in 2024. The unrealized gains on our commodity contracts in 2025 were driven equally by changes in the forward commodity price curves for both natural gas and oil while the unrealized losses in 2024 were primarily driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income was higher for the year ended December 31, 2025, as compared to 2024. Leasing activity in the Wolfcamp, Bakken/Three Forks, and Haynesville/Bossier plays made up the majority of lease bonus and other income for 2025, while the majority of our 2024 lease bonus and other income came from leasing activity in the Wolfcamp, Bakken/Three Forks, and Austin Chalk plays and proceeds from surface use waivers on our mineral acreage supporting solar development.
Operating Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense increased slightly in 2025 as compared to 2024, due to higher nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the year ended December 31, 2025, production and ad valorem taxes decreased as compared to the year ended December 31, 2024, primarily due to a decrease in production taxes and processing and transportation costs stemming from decreased production volumes, as well as lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where we are the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. Exploration expense was significantly higher in 2025 as compared to 2024, primarily driven by purchases of seismic data and costs from proprietary seismic projects associated with existing and future development programs in the expanded Shelby Trough area.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon the mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization expense decreased for the year ended December 31, 2025 as compared to 2024, primarily due to lower production volumes.

General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the year ended December 31, 2025, general and administrative expenses slightly increased compared to 2024, primarily due to higher salaries of $1.4 million driven by increased headcount and inflation, higher software-related expenses of $1.2 million, and higher equity-based compensation of $1.2 million. The increase in equity-based compensation was due to higher costs recognized for performance-based incentive awards driven by changes in our common unit price during 2025, compared to 2024. These increases were partially offset by a $0.6 million decrease in consulting costs for internal projects.
Other Expense
Interest expense. For the year ended December 31, 2025, interest expense increased compared to 2024, primarily due to higher average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business. The distribution rate for the Series B cumulative convertible preferred units adjusted November 28, 2023 and will be readjusted every two years thereafter (each, a "Readjustment Date"). The rate set on each Readjustment Date is equal to the greater of (i) the distribution rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum. The Distribution Rate was adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for November 28, 2025. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90 day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value. On August 21, 2025, we entered into an agreement with the holders of the Series B cumulative converted preferred units under which we agreed not to exercise our redemption option and the holders agreed to vote in accordance with Board recommendations and comply with customary transfer and standstill restrictions through November 27, 2027, with the next redemption window opening on November 28, 2027. Depending on market conditions among other factors, we may use funds from the future issuance of common units or other equity securities or debt to redeem some or all of the preferred units. See "Note 12 – Preferred Units" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
We intend to finance any future acquisitions with cash generated from operations, borrowings from our Credit Facility, and proceeds from any future issuances of equity and debt. Over the long-term, we intend to finance our working interest capital needs with farmout agreements and internally generated cash flows, although at times we may fund a portion of these expenditures through other financing sources such as borrowings under our Credit Facility.
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program which authorizes us to make repurchases on a discretionary basis. The program will be funded from our cash on hand or through borrowings under the Credit Facility. Any repurchased units will be cancelled. See "Note 14 – Common Units" to the consolidated financial statements included elsewhere in this Annual Report for additional information. As of December 31, 2025, we had not made any repurchases under the program.
Cash Flows
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table shows our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Cash flows provided by operating activities	$310,167	$389,043	$(78,876)
Cash flows used in investing activities	(118,274)	(112,236)	(6,038)
Cash flows used in financing activities	(192,934)	(344,570)	151,636
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash provided by operating activities for 2025 decreased as compared to 2024. The decrease was primarily due to reduced oil sales due to lower realized oil prices and production, and lower amounts of cash received from the settlement of commodity derivatives. The overall decrease was partially offset by higher natural gas and NGL sales due to higher realized natural gas prices in 2025 compared to the same period in 2024.

Investing Activities. Net cash used in investing activities for 2025 slightly increased as compared to 2024. The increase was primarily due to higher additions to oil and natural gas properties leasehold costs in 2025 compared to the same period in 2024.
Financing Activities. Net cash used in financing activities for 2025 decreased as compared to 2024. The decrease was primarily due to lower distributions paid to unitholders and higher borrowings net of repayments under our Credit Facility in 2025 compared to 2024.
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
Expenditures related to drilling, completion, and recompletion costs for our non-operated working interests were $0.6 million and $0.8 million during 2025 and 2024, respectively. Additionally, we spent $11.1 million and $3.4 million acquiring leases in areas around our drilling programs during 2025 and 2024, respectively.
Acquisitions
Our current commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
During 2025, we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $114.5 million, including capitalized direct transaction costs. The consideration paid consisted of $107.1 million in cash that was funded from operating activities and $7.4 million in equity that was funded through the issuance of our common units based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in East Texas, within the Haynesville expansion area.
During 2024 we acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties from various sellers for an aggregate of $110.4 million, including capitalized direct transaction costs. The cash portion of the consideration paid of $109.4 million was funded with borrowings under our Credit Facility and funds from operating activities, and $1.0 million was funded through the issuance of our common units based on the fair values of the common units issued on the acquisition dates. These acquisitions were considered asset acquisitions and were primarily located in East Texas, within the Haynesville expansion area.
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
In February 2025, we closed on a transaction with a third-party operator whereby we exchanged oil and natural gas leases covering certain acreage in East Texas. We acquired approximately 2,100 net leasehold acres in exchange for approximately 3,700 net leasehold acres.
In July 2024, we closed on a transaction with a third-party operator whereby we acquired an oil and natural gas lease on approximately 8,000 net leasehold acres in East Texas in exchange for the assignment of approximately 51,000 undeveloped net mineral and royalty acres in Mississippi.

Credit Facility
We maintain a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2030. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. We reaffirmed the borrowing base in April 2024, November 2024 and April 2025 at $580.0 million. In October 2025, we amended the Credit Facility to extend the maturity date from October 31, 2027 to October 31, 2030 and remove the adjustment applied to secured overnight financing rate ("SOFR") loans. Concurrent with the Credit Facility amendment, the borrowing base under the Credit Facility was reaffirmed at $580.0 million and we elected to maintain cash commitments under the Credit Facility at $375.0 million. All existing banks in the lender syndicate elected to continue participating in the Credit Facility. No other significant terms were changed as part of the amendment. The next semi-annual redetermination is scheduled for April 2026.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of December 31, 2025, we were in compliance with all debt covenants.
See "Note 8 – Credit Facility" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Material Cash Requirements
Our material cash requirements consist primarily of production costs and ad valorem taxes, general and administrative expenses, including payroll and benefits, office lease commitments, settlements under our commodity derivative contracts, and lease operating expenses and asset retirement obligations associated with our non-operated working interests.
We cannot provide specific timing for repayments of borrowings or associated interest under our Credit Facility, as such amounts depend on working capital requirements, commodity prices, and acquisition and divestiture activity. Similarly, the timing and amount of other obligations, including asset retirement obligations and settlements under commodity derivative contracts, cannot be forecasted with certainty. The fair value of our derivative contracts as of December 31, 2025 reflects the estimated cash settlement amount required to terminate such instruments based on forward commodity price curves as of that date. See "Note 6 – Fair Value Measurements" for additional information.
Critical Accounting Estimates
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
Our consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities that are the basis for the calculations of depreciation, depletion, and amortization (“DD&A”) and impairment of proved oil and natural gas properties, if necessary. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. Our reserve estimates are determined by an independent petroleum engineering firm. Other items subject to estimates and assumptions include the carrying amount of oil and natural gas properties, valuation of commodity derivative financial instruments, determination of revenue accruals, and the determination of the fair value of equity-based awards.
We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions. A significant decline in oil or natural gas prices could cause us to perform analyses to determine if our oil and natural gas properties are impaired. As future commodity prices cannot be predicted accurately, actual results could differ significantly from estimates.
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
As exploration and development work progresses and the reserves associated with our oil and natural gas properties become proved, capitalized costs attributed to the properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to our producing oil and natural gas properties was $35.7 million, $44.8 million, and $45.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We evaluate impairment of producing and unproved properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See "Note 6 - Fair Value Measurements" for additional information.
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
We are unable to predict future commodity prices with any greater precision than the futures market. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the commodity prices used in our December 31, 2025 reserve report. Applying this discount results in an approximate 1% reduction of estimated proved reserve volumes as compared to the undiscounted pricing scenario used in our December 31, 2025 reserve report prepared by NSAI.
Accrued Revenues
We record revenue in the month production is delivered to the purchaser. As a non-operator, we have limited visibility into the timing of when new wells begin producing, and production statements may not be received for 30 to 90 days or more after production is delivered. As a result, a portion of revenue for each period is accrued and recorded in the line item Accrued revenue and accounts receivable on the consolidated balance sheets.

Accrued revenues are estimated using historical production data, adjusted for expected production declines, and projected sales prices, including applicable pricing adjustments. Differences between our estimates and the actual amounts received for oil and natural gas sales are recorded in the month that payment is received from the operator.
We review historical production, pricing assumptions, and the accuracy of prior accruals to ensure that the recorded amounts appropriately reflect revenues expected to be collected.
New and Revised Financial Accounting Standards
The effects of new accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies within the consolidated financial statements included elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our major market risk exposure is the pricing of oil, natural gas, and NGLs produced by our operators. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Prices for oil, natural gas, and NGLs have been volatile, and we expect this unpredictability to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To mitigate the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative financial instruments to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties. The contracts settle monthly in cash based on the difference between the fixed contract price and the market settlement price. The market settlement price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change. See "Note 5 – Commodity Derivative Financial Instruments" and "Note 6 – Fair Value Measurements" to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Based upon our open commodity derivative positions at December 31, 2025, a hypothetical $1 per barrel increase or decrease in the NYMEX WTI strip price would result in an increase or decrease of approximately $3.4 million in the fair value of our oil derivative contracts. Similarly, a hypothetical $0.10 per MMBtu increase or decrease in the NYMEX Henry Hub natural gas strip price would result in an increase or decrease of approximately $7.7 million in the fair value of our natural gas derivative contracts. These hypothetical changes in fair value could result in a gain or loss depending on whether commodity prices increase or decrease.
Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the twelve months ended December 31, 2025. Applying this discount results in an approximate 1% reduction of proved reserve volumes as compared to the undiscounted December 31, 2025 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2025, we had eight counterparties, all of which are rated Baa2 or better by Moody’s and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.

Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the year ended December 31, 2025, we had $95.8 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted-average interest rate of 7.03%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.0 million for the year ended December 31, 2025, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required here is included in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide such reasonable assurance.
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
Under the supervision and with the participation of our general partner's principal executive officer and principal financial officer, our general partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our general partner’s management believes that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report includes an attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2025, which is included in the Annual Report on page F-5.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Except as described below, during the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
On December 4, 2025, Steve Putman, our Senior Vice President, General Counsel, and Secretary, adopted a trading arrangement for the sale of common units (a “Rule 10b5-1 Trading arrangement”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Putman’s Rule 10b5-1 Trading Plan provides for the sale of approximately 90,000 common units, subject to adjustment upon future settlement of certain outstanding unit-based awards and associated distribution equivalent rights, pursuant to the terms of the plan and will terminate on the earlier of (i) December 4, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item and not otherwise provided below is incorporated by reference to the material appearing in our Proxy Statement for the 2026 Annual Meeting of Limited Partners (“2026 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2025.
The following table shows information for the executive officers and directors of the General Partner as of February 24, 2026. Executive officers serve at the discretion of the Board. Directors hold office until their successors are duly elected and qualified.

Name	Age	Position With The General Partner
Thomas L. Carter, Jr.	74	Executive Chairman of the Board of Directors
Fowler T. Carter	46	Co-Chief Executive Officer and President
H. Taylor DeWalch	36	Co-Chief Executive Officer and President
Chris R. Bonner	36	Senior Vice President, Chief Financial Officer, and Treasurer
L. Steve Putman	50	Senior Vice President, General Counsel, and Secretary
Carin M. Barth	63	Director
D. Mark DeWalch	64	Director
Anne L. Hamman	65	Director
Jerry V. Kyle, Jr.	65	Director
Michael C. Linn	74	Director
A.J. Longmaid	48	Director
William E. Randall	59	Director
Alexander D. Stuart	75	Director
James W. Whitehead	50	Director
We have a Code of Business Conduct and Ethics that applies to our directors, officers, and employees as well as a Financial Code of Ethics that applies to our Co-Chief Executive Officers, Chief Financial Officer, Principal Accounting Officer, and the other senior financial officers, each as required by SEC and NYSE rules. Each of the foregoing is available on our website at www.blackstoneminerals.com in the “Corporate Governance” section. We will provide copies, free of charge, of any of the foregoing upon receipt of a written request to Black Stone Minerals, L.P., 1001 Fannin Street, Suite 2020, Houston, Texas 77002, Attn: Investor Relations. We intend to disclose amendments to and waivers, if any, from our Code of Business Conduct and Ethics and Financial Code of Ethics, as required, on our website, www.blackstoneminerals.com, promptly following the date of any such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston TX, Auditor Firm ID: 34.
Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2025.

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
(a)(3) Exhibits
The following documents are filed as a part of this Annual Report or incorporated by reference:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.1 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Black Stone Minerals, L.P. (incorporated herein by reference to Exhibit 3.2 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on March 19, 2015 (SEC File No. 333-202875)).

3.3	First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated May 6, 2015, by and among Black Stone Minerals GP, L.L.C. and Black Stone Minerals Company, L.P., (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

3.4	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 15, 2016 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on April 19, 2016 (SEC File No. 001-37362)).

3.5	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of November 28, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

3.6	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of December 11, 2017 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on December 12, 2017 (SEC File No. 001-37362)).

3.7	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of the Black Stone Minerals, L.P., dated as of April 22, 2020 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on April 24, 2020 (SEC File No. 001-37362)).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 25, 2020 (SEC File No. 001-37362)).

4.2	Registration Rights Agreement, dated as of November 28, 2017, by and between Black Stone Minerals, L.P. and Minerals Royalties One, L.L.C. (incorporated herein by reference to Exhibit 4.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

10.1^	Black Stone Minerals, L.P. Long-Term Incentive Plan, dated May 6, 2015, by Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on May 6, 2015 (SEC File No. 001-37362)).

10.2^	Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan, dated as of April 16, 2025, by Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on June 18, 2025 (SEC File No. 001-37362)).

10.3	Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, Bank of America, N.A. and PNC Capital Markets LLC, as Co-Syndication Agents, Zions Bancorporation, N.A., DBA Amegy Bank, as Documentation Agent, and the lenders signatory thereto, dated as of October 31, 2022 (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on November 1, 2022 (SEC File No. 001-37362)).

10.4^	Form of Non-Employee Director Unit Grant Notice and Award Agreement under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Black Stone Minerals, L.P.’s Quarterly Report on Form 10-Q filed on November 4, 2025 (SEC File No. 001-37362)).

10.5^	Form of Severance Agreement for Thomas L. Carter, Jr. (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Registration Statement on Form S-1 filed on April 13, 2015 (SEC File No. 333-202875)).

10.6^	Form of Severance Agreement for Senior Vice Presidents (incorporated herein by reference to Exhibit 10.11 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 20, 2024 (SEC File No. 001-37362)).

10.7^	2023 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 23, 2023 (SEC File No. 001-37362)).

10.8^	2023 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 23, 2023 (SEC File No. 001-37362)).

10.9^	Form of STI Award Letter (Leadership) under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan. (incorporated herein by reference to Exhibit 10.6 to Black Stone Minerals, L.P.’s Quarterly Report on Form 10-Q filed on November 4, 2025 (SEC File No. 001-37362))

10.10^	2024 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Black Stone Minerals, L.P.’s Quarterly Report on Form 10-Q filed on May 7, 2024 (SEC File No. 001-37362)).

10.11^	2024 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on May 7, 2024 (SEC File No. 001-37362)).

10.12 ^	2025 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Restricted Units) under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Black Stone Minerals, L.P.’s Quarterly Report on Form 10-Q filed on November 4, 2025 (SEC File No. 001-37362)).

10.13^	2025 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Black Stone Minerals, L.P.’s Quarterly Report on Form 10-Q filed on November 4, 2025 (SEC File No. 001-37362)).

10.14^*	2026 Form of LTI Award Grant Notice and LTI Award Agreement (Leadership Performance Units) under the Black Stone Minerals, L.P. 2025 Long-Term Incentive Plan.

10.15^	Separation Agreement and General Release of Claims, dated as of June 29, 2025, by and among Carrie Clark, Black Stone Natural Resources Management Company, and Black Stone Minerals GP, L.L.C. (incorporated herein by reference to Exhibit 10.1 Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on June 30, 2025 (SEC File No. 001-37362)).

10.16	Series B Preferred Unit Purchase Agreement, dated as of November 22, 2017, by and between Black Stone Minerals L.P. and Mineral Royalties One, L.L.C. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P.’s Current Report on Form 8-K filed on November 29, 2017 (SEC File No. 001-37362)).

10.17	Unitholder Agreement, dated as of August 22, 2025, by and between Black Stone Minerals, L.P. and AP Basileia SPV, LLC. (incorporated herein by reference to Exhibit 10.1 of Black Stone Minerals, L.P. Current Report on Form 8-K filed on August 22, 2025 (SEC File No. 001-37362)).

10.18	First Amendment to Fifth Amended and Restated Credit Agreement, among Black Stone Minerals Company, L.P., as Borrower, Black Stone Minerals, L.P., as Parent MLP, Wells Fargo Bank, National Association, as Administrative Agent, dated as of October 31, 2025 (incorporated herein by reference to Exhibit 10.2 to Black Stone Minerals, L.P.'s Quarterly Report on Form 10-Q filed on November 4, 2025 (SEC File No. 001-37362)).

19.1	Black Stone Minerals, L.P. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to Black Stone Minerals, L.P.’s Annual Report on Form 10-K filed on February 25, 2025 (SEC File No. 001-37362)).

21.1*	List of Subsidiaries of Black Stone Minerals, L.P.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Ernst & Young LLP

23.3*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Co-Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer of Black Stone Minerals, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer of Black Stone Minerals, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: February 24, 2026	By:	/s/ Fowler T. Carter
Fowler T. Carter
Co-Chief Executive Officer and President

Date: February 24, 2026	By:	/s/ H. Taylor DeWalch
H. Taylor DeWalch
Co-Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fowler T. Carter	Co-Chief Executive Officer and President	February 24, 2026
Fowler T. Carter	(Principal Executive Officer)

/s/ H. Taylor DeWalch	Co-Chief Executive Officer and President	February 24, 2026
H. Taylor DeWalch	(Principal Executive Officer)

/s/ Chris R. Bonner	Senior Vice President, Chief Financial Officer, and Treasurer	February 24, 2026
Chris R. Bonner	(Principal Financial Officer)

/s/ Erin L. Phillips	Controller	February 24, 2026
Erin L. Phillips	(Principal Accounting Officer)

/s/ Thomas L. Carter, Jr.	Executive Chairman	February 24, 2026
Thomas L. Carter, Jr.

/s/ Carin M. Barth	Director	February 24, 2026
Carin M. Barth

/s/ D. Mark DeWalch	Director	February 24, 2026
D. Mark DeWalch

/s/ Anne L. Hamman	Director	February 24, 2026
Anne L. Hamman

/s/ Jerry V. Kyle, Jr.	Director	February 24, 2026
Jerry V. Kyle, Jr.

/s/ Michael C. Linn	Director	February 24, 2026
Michael C. Linn

/s/ A.J. Longmaid	Director	February 24, 2026
A.J. Longmaid

/s/ William E. Randall	Director	February 24, 2026
William E. Randall

/s/ Alexander D. Stuart	Director	February 24, 2026
Alexander D. Stuart

/s/ James W. Whitehead	Director	February 24, 2026
James W. Whitehead

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BLACK STONE MINERALS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Black Stone Minerals GP, L.L.C. and the unitholders of Black Stone Minerals, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Black Stone Minerals, L.P. and subsidiaries (the "Partnership") as of December 31, 2025, the related consolidated statements of operations, equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Proved Oil and Gas Properties and Depletion – Estimated Proved Reserves —Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Partnership’s capitalized costs of proved oil and gas properties are depleted using the units of production method based on estimated proved reserves. In order to develop the Partnership’s estimated proved reserve volumes, consisting of crude oil and natural gas quantities, management and an independent petroleum engineering firm engaged by the Partnership use significant estimates and assumptions. Changes in these estimates and assumptions could materially affect the estimated quantities of the Partnership’s reserves and therefore calculation of depletion expense.
Given the significant estimates and assumptions made by management and the independent petroleum engineering firm, performing audit procedures to evaluate the Partnership’s estimated proved reserve quantities required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to proved reserve quantities included the following, among others:
•We tested the design, implementation, and operating effectiveness of controls related to the Partnership’s estimation of proved reserves.
•We evaluated the Partnership’s estimated proved reserves by:
–Comparing the Partnership’s estimated future production from reserves to historical production volumes.
–Assessing the reasonableness of the production volume decline curve estimates by comparing to historical decline curves.
–Assessing the pricing and differential inputs used to estimate proved reserves.
–Reviewing internal communications to management and the Board of Directors.
–Reviewing the forecasts of future production in relation to information included in the Partnership’s press releases, investor presentations and relevant internal data.
•We evaluated the experience, qualifications and objectivity of management’s expert, an independent petroleum engineering firm, including the methodologies used to independently engineer proved reserve quantities.

/s/ Deloitte & Touche LLP

Houston, Texas
February 24, 2026
We have served as the Partnership’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of Black Stone Minerals, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Black Stone Minerals, L.P. and subsidiaries (the Partnership) as of December 31, 2024, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We served as the Partnership’s auditor from 2016 to 2024.
Houston, Texas
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Black Stone Minerals GP, L.L.C. and the unitholders of Black Stone Minerals, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Black Stone Minerals, L.P. and subsidiaries (the "Partnership") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Partnership and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Houston, Texas
February 24, 2026

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,478	$2,519
Accrued revenue and accounts receivable	65,572	71,093
Commodity derivative assets, net	18,864	1,824
Prepaid expenses and other current assets	9,722	3,108
TOTAL CURRENT ASSETS	95,636	78,544
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,063,709 and $973,028 at December 31, 2025 and 2024, respectively	3,079,340	3,105,457
Accumulated depreciation, depletion, amortization, and impairment	(1,855,332)	(1,973,460)
Oil and natural gas properties, net	1,224,008	1,131,997
Other property and equipment, net of accumulated depreciation of $15,768 and $14,511 at December 31, 2025 and 2024, respectively	1,126	2,044
NET PROPERTY AND EQUIPMENT	1,225,134	1,134,041
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	14,784	6,321
TOTAL ASSETS	$1,335,554	$1,218,906
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,823	$5,946
Accrued liabilities	19,388	17,242
Commodity derivative liabilities, net	—	3,852
Other current liabilities	2,412	3,383
TOTAL CURRENT LIABILITIES	24,623	30,423
LONG-TERM LIABILITIES
Credit facility	154,000	25,000
Accrued incentive compensation	1,011	1,234
Commodity derivative liabilities, net	—	11,581
Asset retirement obligations	22,716	19,286
Other long-term liabilities	4,748	1,943
TOTAL LIABILITIES	207,098	89,467
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY
Partners' equity — Series B cumulative convertible preferred units, 14,711 and 14,711 units outstanding at December 31, 2025 and 2024, respectively	300,478	300,478
EQUITY
Partners' equity — general partner interest	—	—
Partners' equity — common units, 211,873 and 210,695 units outstanding at December 31, 2025 and 2024, respectively	827,978	828,961
TOTAL EQUITY	827,978	828,961
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,335,554	$1,218,906
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Oil and condensate sales	$209,361	$269,061	$288,296
Natural gas and natural gas liquids sales	191,616	157,907	200,297
Lease bonus and other income	21,351	12,461	12,506
Revenue from contracts with customers	422,328	439,429	501,099
Gain (loss) on commodity derivative instruments, net	47,591	(5,730)	91,117
TOTAL REVENUE	469,919	433,699	592,216
OPERATING (INCOME) EXPENSE
Lease operating expense	10,141	9,705	11,386
Production costs and ad valorem taxes	39,024	49,577	56,979
Exploration expense	18,634	2,735	2,148
Depreciation, depletion, and amortization	36,887	45,196	45,683
General and administrative	55,463	52,082	51,455
Accretion of asset retirement obligations	1,374	1,298	1,042
Gain on sale of assets, net	—	—	(73)
TOTAL OPERATING EXPENSE	161,523	160,593	168,620
INCOME FROM OPERATIONS	308,396	273,106	423,596
OTHER INCOME (EXPENSE)
Interest and investment income	237	1,666	1,867
Interest expense	(8,930)	(3,109)	(2,754)
Other income (expense), net	229	(337)	(160)
TOTAL OTHER EXPENSE	(8,464)	(1,780)	(1,047)
NET INCOME	299,932	271,326	422,549
Distributions on Series B cumulative convertible preferred units	(29,466)	(29,466)	(21,776)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$270,466	$241,860	$400,773
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—
Common units	270,466	241,860	400,773
	$270,466	$241,860	$400,773
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$1.28	$1.15	$1.91
Per common unit (diluted)	$1.28	$1.15	$1.88
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	211,667	210,684	209,970
Weighted average common units outstanding (diluted)	211,729	210,780	225,105
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2022	209,407	$911,451
Repurchases of common units	(358)	(5,496)
Restricted units granted, net of forfeitures	942	—
Equity-based compensation	—	12,525
Distributions to common unitholders ($1.90 per unit)	—	(398,824)
Charges to partners' equity for accrued distribution equivalent rights	—	(2,221)
Distributions on Series B cumulative convertible preferred units ($1.48 per unit)	—	(21,776)
Net income	—	422,549
BALANCE AT DECEMBER 31, 2023	209,991	918,208
Repurchases of common units	(291)	(4,449)
Issuance of common units for acquisition of oil and natural gas properties	64	1,039
Restricted units granted, net of forfeitures	931	—
Equity-based compensation	—	10,441
Distributions to common unitholders ($1.60 per unit)	—	(336,931)
Charges to partners' equity for accrued distribution equivalent rights	—	(1,207)
Distributions on Series B cumulative convertible preferred units ($2.00 per unit)	—	(29,466)
Net income	—	271,326
BALANCE AT DECEMBER 31, 2024	210,695	828,961
Repurchases of common units	(259)	(3,777)
Issuance of common units for acquisition of oil and natural gas properties	509	7,417
Restricted units granted, net of forfeitures	928	—
Equity-based compensation	—	11,540
Distributions to common unitholders ($1.35 per unit)	—	(285,654)
Charges to partners' equity for accrued distribution equivalent rights	—	(975)
Distributions on Series B cumulative convertible preferred units ($2.00 per unit)	—	(29,466)
Net income	—	299,932
BALANCE AT DECEMBER 31, 2025	211,873	$827,978
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299,932	$271,326	$422,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	36,887	45,196	45,683
Accretion of asset retirement obligations	1,374	1,298	1,042
Amortization of deferred charges	1,085	1,079	1,039
(Gain) loss on commodity derivative instruments	(47,591)	5,730	(91,117)
Net cash (paid) received on settlement of commodity derivative instruments	10,989	45,214	82,723
Equity-based compensation	9,620	8,564	10,829
Gain on sale of assets, net	—	—	(73)
Changes in operating assets and liabilities:
Accrued revenue and accounts receivable	5,545	11,244	53,053
Prepaid expenses and other current assets	(6,614)	(789)	(414)
Accounts payable, accrued liabilities, and other	(286)	1,042	(3,827)
Settlement of asset retirement obligations	(774)	(861)	(236)
NET CASH PROVIDED BY OPERATING ACTIVITIES	310,167	389,043	521,251
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(107,052)	(109,393)	(14,605)
Additions to oil and natural gas properties	(640)	(790)	(4,213)
Additions to oil and natural gas properties leasehold costs	(11,118)	(3,423)	(545)
Purchases of other property and equipment	(298)	(1,425)	(450)
Proceeds from the sale of oil and natural gas properties	834	2,795	73
NET CASH USED IN INVESTING ACTIVITIES	(118,274)	(112,236)	(19,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(285,654)	(336,931)	(398,824)
Distributions to Series B cumulative convertible preferred unitholders	(29,466)	(28,126)	(21,000)
Repurchases of common units	(3,777)	(4,449)	(5,496)
Borrowings under credit facility	373,000	97,000	64,000
Repayments under credit facility	(244,000)	(72,000)	(74,000)
Debt issuance costs and other	(3,037)	(64)	(216)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(192,934)	(344,570)	(435,536)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,041)	(67,763)	65,975
Cash and cash equivalents — beginning of the year	2,519	70,282	4,307
Cash and cash equivalents — end of the year	$1,478	$2,519	$70,282
SUPPLEMENTAL DISCLOSURE
Interest paid	$7,383	$1,961	$1,736
Common units issued for property acquisitions	$7,417	$1,039	$—
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
Segment Reporting
The Partnership operates in a single reportable segment, which consists of a single operating segment. The Partnership generates revenue from the sale of oil and natural gas, as well as lease bonus and other income that is derived from our oil and natural gas properties. These properties are all located within the continental U.S., including all of the major onshore producing basins. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Partnership’s co-chief executive officers, collectively, have been determined to be the CODM and allocates resources and assesses performance based upon net income reported on the consolidated statements of operations. The significant segment expenses regularly provided to the CODM include lease operating expense, production costs and ad valorem taxes, exploration expense, depletion, depreciation, and amortization, general and administrative expense, and interest expense. Other segment items include accretion of asset retirement obligations, gain on sale of assets, net, interest and investment income, and other income (expense), net. These significant expenses and other segment items are the same as the line items presented in the consolidated statements of operations. The CODM is not regularly provided with additional expense information beyond what is presented in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate the income generated from segment assets in deciding whether to reinvest profits into the Partnership's oil and natural gas properties or for other activities such as distributions to unitholders and reducing outstanding borrowings as applicable.

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
The Partnership’s consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities that are the basis for the calculations of depreciation, depletion, and amortization (“DD&A”) and impairment of proved oil and natural gas properties, if necessary. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. The Partnership’s reserve estimates are determined by an independent petroleum engineering firm. Other items subject to estimates and assumptions include the carrying amount of oil and natural gas properties, valuation of commodity derivative financial instruments, determination of revenue accruals, and the determination of the fair value of equity-based awards.
The Partnership evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions. A significant decline in oil or natural gas prices could cause the Partnership to perform analyses to determine if its oil and natural gas properties are impaired. As future commodity prices cannot be predicted accurately, actual results could differ significantly from estimates.
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Revenue and Accounts Receivable
The Partnership’s accrued revenue and accounts receivable balance results primarily from operators’ sales of oil and natural gas to purchasers. Accrued revenue and accounts receivable are recorded at the contractual amounts and do not bear interest. Any concentration of operators may impact the Partnership’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions impacting the oil and natural gas industry.
The following table presents information about the Partnership's accrued revenue and accounts receivable:

	December 31,
	2025	2024
	(in thousands)

Accrued revenue	$62,679	$67,047
Accounts receivable	2,893	4,046
Total accrued revenue and accounts receivable	$65,572	$71,093
Commodity Derivative Financial Instruments
The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses oil and gas commodity derivative financial instruments. From time to time, such instruments may include variable-to-fixed-price swaps, costless collars, fixed-price contracts, and other contractual arrangements. The Partnership does not enter into derivative instruments for speculative purposes.
Derivative instruments are recognized at fair value. If a right of offset exists under master netting arrangements and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the consolidated balance sheets. The Partnership does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices; therefore, gains and losses arising from changes in the fair value of derivative instruments are recognized on a net basis in the accompanying consolidated statements of operations within Gain (loss) on commodity derivative instruments. Realized and unrealized gains on commodity derivative instruments are recorded within cash flows from operating activities in the accompanying consolidated statements of cash flows.
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
The Partnership’s customer base is made up of its lessees, which consist of integrated oil and gas companies to independent producers and operators. The Partnership’s credit risk may also include the purchasers of oil and natural gas produced from the Partnership’s properties. The Partnership attempts to limit the amount of credit exposure to any one company through procedures that include credit approvals, credit limits and terms, and prepayments. The Partnership believes the credit quality of its operator base is high and has not experienced significant write-offs in its accounts receivable balances. See "Note 7 – Significant Operators" for additional information.
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
As exploration and development work progresses and the reserves associated with the Partnership’s oil and natural gas properties become proved, capitalized costs attributed to the proved properties are charged as an operating expense through DD&A. DD&A of producing oil and natural gas properties is recorded based on the units-of-production method. Capitalized development costs are amortized on the basis of proved developed reserves while leasehold acquisition costs and the costs to acquire proved properties are amortized on the basis of all proved reserves, both developed and undeveloped. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. DD&A expense related to the Partnership’s producing oil and natural gas properties was $35.7 million, $44.8 million, and $45.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Other Property and Equipment
Other property and equipment includes furniture, fixtures, office equipment, leasehold improvements, and computer software and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from 3 years to 7 years. Depreciation and amortization expense totaled $1.2 million, $0.4 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Repairs and Maintenance
The cost of normal maintenance and repairs is charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the shorter of the estimated remaining useful life of the asset or the term of the lease, if applicable.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued liabilities:
Accrued incentive compensation	$7,824	$8,356
Accrued general and administrative	847	954
Accrued property taxes	6,029	6,498
Accrued lease operating expenses	1,985	713
Accrued seismic costs	1,500	—
Accrued other	1,203	721
Total accrued liabilities	$19,388	$17,242

Debt Issuance Costs
Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are capitalized and are amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. Any unamortized debt issuance costs are expensed in the year when the associated debt instrument is terminated. Amortization expense for debt issuance costs was $1.1 million, $1.1 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in interest expense in the consolidated statements of operations.
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

Leases
The Partnership determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Partnership obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Deferred charges and other long-term assets, Other current liabilities, and Other long-term liabilities in the consolidated balance sheets. As of December 31, 2025 and 2024, none of the Partnership’s leases were classified as financing leases.

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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Partnership records revenue in the month production is delivered to the purchaser. As a non-operator, the Partnership has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accrued revenue and accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Partnership's estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party.
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
Fair Value of Financial Instruments
The carrying values of the Partnership’s current financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value at December 31, 2025 and 2024 due to the short-term maturity of these instruments. See "Note 6 – Fair Value Measurements" for additional information.
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
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The asset retirement obligation ("ARO") liability reflects the present value of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with the Partnership’s working interest oil and natural gas properties. The current portion of our ARO is included in the line item Other current liabilities on the consolidated balance sheet, while the noncurrent portion is separately presented as Asset retirement obligations within long-term liabilities. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Partnership estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table describes changes to the Partnership’s ARO liability for the periods presented:

	For the year ended December 31,
	2025	2024
	(in thousands)
Beginning asset retirement obligations	$21,318	$20,267
Liabilities incurred	30	46
Liabilities settled	(774)	(713)
Accretion expense	1,374	1,298
Revisions in estimated costs	2,330	953
Dispositions	(13)	(533)
Ending asset retirement obligations	$24,265	$21,318
Current asset retirement obligations	$1,549	$2,032
Noncurrent asset retirement obligations	$22,716	$19,286

NOTE 4 — OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the year ended December 31, 2025, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in East Texas from various sellers for an aggregate of $114.5 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $107.1 million in cash that was funded from operating activities and $7.4 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During the year ended December 31, 2024, the Partnership acquired mineral and royalty interests that consisted of primarily unproved oil and natural gas properties in East Texas from various sellers for an aggregate of $110.4 million, including capitalized direct transaction costs, and were considered asset acquisitions. The cash portion of the consideration paid of $109.4 million was funded with our borrowings under our Credit Facility and funds from operating activities, and $1.0 million in equity that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During the year ended December 31, 2023, the Partnership acquired mineral and royalty interests that were considered asset acquisitions from various sellers for cash consideration of $14.6 million, including capitalized direct transaction costs. The acquisitions were funded with cash from operating activities and were primarily located in East Texas.
Asset Exchange
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2024, the Partnership closed on a transaction with a third-party operator whereby the Partnership acquired an oil and natural gas lease on approximately 8,000 net leasehold acres in East Texas in exchange for the assignment of approximately 51,000 undeveloped net mineral and royalty acres in Mississippi.
Farmout Agreements
The Partnership previously entered into farmout arrangements covering all its non-operated working interests under its Joint Exploration Agreements ("JEAs"; each, a "JEA") with Aethon in San Augustine and Angelina Counties. In May 2025, the farmout agreements covering the interests under the JEAs with Aethon terminated, and Aethon assumed the associated working interests as part of an amendment to the Partnership's JEAs with Aethon. In June 2025, the Partnership entered into a farmout arrangement covering all its non-operated working interests under its JEA with Revenant Energy in Angelina, Nacogdoches, and San Augustine Counties, under which the Partnership farmed out its undivided 35% working interest to an external capital provider.
Impairment of Oil and Natural Gas Properties
Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of those properties (a "triggering event"). When assessing producing properties for impairment, if a triggering event has been identified, the Partnership compares the expected undiscounted projected future cash flows of the producing properties to the carrying amount of the producing properties to determine recoverability. When the carrying amount exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. For the years ended December 31, 2025, 2024, and 2023, the Partnership did not identify any indicators of impairment and as such, no impairment of oil and natural gas properties were recognized. See "Note 6 - Fair Value Measurements" for additional information.
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
As of December 31, 2025 and 2024, the Partnership's open derivatives contracts consisted of fixed-price-swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Partnership's derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of December 31, 2025 and 2024. See "Note 6 – Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2025, the Partnership had eight counterparties, all of which are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair value and classification of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		As of December 31, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$24,930	$(6,066)	$18,864
Long-term asset	Deferred charges and other long-term assets	4,325	(196)	4,129
Total assets		$29,255	$(6,262)	$22,993
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,066	$(6,066)	$—
Long-term liability	Commodity derivative liabilities, net	196	(196)	—
Total liabilities		$6,262	$(6,262)	$—

		As of December 31, 2024
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet
		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$4,866	$(3,042)	$1,824
Long-term asset	Deferred charges and other long-term assets	768	(768)	—
Total assets		$5,634	$(3,810)	$1,824
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,894	$(3,042)	$3,852
Long-term liability	Commodity derivative liabilities, net	12,349	(768)	11,581
Total liabilities		$19,243	$(3,810)	$15,433
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities), as well as net cash paid or received on settlements, are presented on a net basis in the accompanying consolidated statements of operations within Gain (loss) on commodity derivative instruments, net and consist of the following for the periods presented:

	For the year ended December 31,
Derivatives not designated as hedging instruments	2025	2024	2023
	(in thousands)
Beginning fair value of commodity derivative instruments	$(13,609)	$37,335	$28,941
Gain (loss) on oil derivative instruments	30,029	(6,591)	3,888
Gain (loss) on natural gas derivative instruments	17,562	861	87,229
Net cash paid (received) on settlements of oil derivative instruments	(12,102)	8,524	(2,653)
Net cash paid (received) on settlements of natural gas derivative instruments	1,113	(53,738)	(80,070)
Net change in fair value of commodity derivative instruments	36,602	(50,944)	8,394
Ending fair value of commodity derivative instruments	$22,993	$(13,609)	$37,335

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of December 31, 2025:

	Volume (MBbl)	Weighted Average Price (per Bbl)	Range (per Bbl)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2025
Fourth quarter	185	$71.22	$70.02	$73.15
2026
First quarter	615	64.39	62.00	67.35
Second quarter	615	64.39	62.00	67.35
Third quarter	615	64.39	62.00	67.35
Fourth quarter	615	64.39	62.00	67.35
2027
First quarter	180	59.56	58.85	60.10
Second quarter	180	59.56	58.85	60.10
Third quarter	180	59.56	58.85	60.10
Fourth quarter	180	59.56	58.85	60.10

The Partnership had the following open derivative contracts for natural gas as of December 31, 2025:

	Volume (BBtu)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Natural Gas Swap Contracts:
2026
First quarter	12,600	$3.73	$3.50	$4.46
Second quarter	12,740	3.73	3.50	4.46
Third quarter	12,880	3.73	3.50	4.46
Fourth quarter	12,880	3.73	3.50	4.46
2027
First quarter	6,300	$3.93	$3.85	$4.00
Second quarter	6,370	3.93	3.85	4.00
Third quarter	6,440	3.93	3.85	4.00
Fourth quarter	6,440	3.93	3.85	4.00

The Partnership entered into the following derivative contracts for oil subsequent to December 31, 2025:

	Volume (MBbl)	Weighted Average Price (per MMBtu)	Range (per MMBtu)
Period and Type of Contract			Low	High
Oil Swap Contracts:
2027
First quarter	150	$59.74	$58.13	$61.20
Second quarter	150	59.74	58.13	61.20
Third quarter	150	59.74	58.13	61.20
Fourth quarter	150	59.74	58.13	61.20

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE MEASUREMENTS
Fair value is defined as the amount at which an asset (or liability) could be sold (or settled) in an orderly transaction between market participants at the measurement date. Further, ASC 820, Fair Value Measurement, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and includes certain disclosure requirements. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2025 and 2024.
The carrying value of the Partnership's cash and cash equivalents, receivables and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of December 31, 2025 and 2024 approximated the fair value due to variable market rates of interest.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 5 – Commodity Derivative Financial Instruments" for additional information.
The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of
	Level 1	Level 2	Level 3	Counterparty Netting	Total
	(in thousands)
As of December 31, 2025
Financial Assets
Commodity derivative instruments	$—	$29,255	$—	$(6,262)	$22,993
Financial Liabilities
Commodity derivative instruments	—	6,262	—	(6,262)	—
As of December 31, 2024
Financial Assets
Commodity derivative instruments	$—	$5,634	$—	$(3,810)	$1,824
Financial Liabilities
Commodity derivative instruments	—	19,243	—	(3,810)	15,433

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values when impaired.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the years ended December 31, 2025 and 2024. See "Note 4 — Oil and Natural Gas Properties." The Partnership's fair value assessments for recent acquisitions are included in "Note 4 — Oil and Natural Gas Properties."
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
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2025 and 2024. There were no assets measured at fair value on a non-recurring basis, after initial recognition, for the years ended December 31, 2025 and 2024.
NOTE 7 — SIGNIFICANT OPERATORS
The Partnership leases mineral interests to exploration and production companies and participates in non-operated working interests when economic conditions are favorable. For the year ended December 31, 2025, Aethon represented approximately 14% of total oil and natural gas revenues. For the year ended December 31, 2024, Pioneer Natural Resources and XTO Energy, subsidiaries of ExxonMobil Corporation, collectively represented 13% of total oil and natural gas revenues. No single operator exceeded 10% of total oil and natural gas revenues for the year ended December 31, 2023.
If the Partnership lost a significant operator on its properties, such loss could impact revenue derived from its mineral and royalty interests and working interests. The loss of any single operator is mitigated by the Partnership’s diversified operator base.
NOTE 8 — CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended, (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2030. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if we terminate our hedge positions or sell oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The borrowing base was reaffirmed in April 2024, November 2024 and April 2025 at $580.0 million. After each redetermination the Partnership elected to maintain cash commitments at $375.0 million. In October 2025, the Partnership amended the Credit Facility to extend the maturity date from October 31, 2027 to October 31, 2030 and reduce the adjustment applied to secured overnight financing rate ("SOFR") loans. Concurrent with the Credit Facility amendment, the borrowing base was reaffirmed at $580.0 million and the Partnership elected to maintain cash commitments at $375.0 million. All existing banks in the lender syndicate elected to continue participating in the Credit Facility. No other significant terms were changed as part of the amendment. The next semi-annual redetermination is scheduled for April 2026.
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a SOFR loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 2.50%, which is referred to as Adjusted Term SOFR. Effective October 31, 2025, Adjusted Term SOFR was amended to remove the additional 0.10% "adjustment" to the underlying SOFR reference rate. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) Adjusted Term SOFR for a one month-tenor plus 1.00%. As of December 31, 2024 and December 31, 2025, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 7.03% during the year ended December 31, 2025 and the weighted-average interest rate was 7.50% during the year ended December 31, 2024. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0. As of December 31, 2025, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $154.0 million and $25.0 million at December 31, 2025 and 2024, respectively. The unused portion of the available borrowings under the Credit Facility was $221.0 million and $350.0 million at December 31, 2025 and 2024, respectively.
NOTE 9 — INCENTIVE COMPENSATION
Overview
The board of directors of the Partnership’s general partner (the "Board") previously established a long-term incentive plan (the “2015 LTIP”), pursuant to which non-employee directors of the Partnership’s general partner and certain employees and consultants of the Partnership and its affiliates were eligible to receive awards with respect to the Partnership’s common units. The 2015 LTIP provided for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights either in tandem with an award or as a separate award, cash awards, and other unit-based awards. Any vesting terms associated with incentive awards granted under the 2015 LTIP were based on a predetermined schedule as approved by the Board or a committee thereof.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2025, the Board approved the adoption of a new long-term incentive plan to replace the 2015 LTIP following its expiration, which allows for the grant of the same type of awards and to the same service providers as was provided for under the 2015 LTIP. On June 12, 2025, our unitholders approved the Board’s adoption of the Black Stone Minerals, L.P. 2025 Long Term Incentive Plan (the “2025 LTIP”) at the Partnership’s 2025 Annual Meeting. Following the unitholder approval of the 2025 LTIP, no further awards will be granted under the 2015 LTIP. which expired on May 6, 2025, but which will continue to govern awards previously granted and still outstanding as of such expiration date.
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
Cash Awards
The Partnership also provides cash incentives in the form of an annual short-term incentive bonus for its executive officers and other employees. These awards are payable based on employee performance and the achievement of annual financial objectives measured against our internal operating plan established at the beginning of each fiscal year. However, final payouts are subject to reduction or increase by the Compensation Committee of the Board (the "Compensation Committee") for individual and team performance during the performance period.
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

The Compensation Committee annually approves a grant of awards to each of the executive officers of the Partnership's general partner and certain other employees. Consistent with previous awards the 2025 grant includes restricted common units subject to limitations on transferability, customary forfeiture provisions, and service-based graded vesting requirements through January 7, 2028. In January of each year, non-employee directors of the Partnership’s general partner receive compensation under the 2025 LTIP in the form of fully vested common units granted after each year of service.
The following table summarizes information about restricted units for the year ended December 31, 2025.

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2024	527,743	$15.48
Granted	392,928	15.11
Vested	(286,820)	14.78
Forfeited	(95,971)	15.58
Unvested at December 31, 2025	537,880	$15.57
The weighted-average grant-date fair value per unit for unit-based awards was $15.11, $16.39, and $16.03 for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, unrecognized compensation cost associated with restricted unit awards was $4.6 million, which the Partnership expects to recognize over a weighted-average period of 1.74 years. The fair value of units vested for the years ended December 31, 2025, 2024, and 2023 was $4.1 million, $5.0 million, and $6.2 million, respectively. There were no cash payments made for vested units during the years ended December 31, 2025, 2024, and 2023.
Performance Unit Awards

The Compensation Committee also approves grants of restricted performance units that are subject to both performance-based and service-based vesting provisions. The number of common units issued to a recipient upon vesting of a restricted performance unit will be calculated based on performance against certain metrics that relate to the Partnership’s performance

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes information about performance units for the year ended December 31, 2025.

Performance units	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Unvested at December 31, 2024	800,162	$14.71
Granted[1]	393,443	15.10
Vested	(354,158)	12.78
Forfeited	(96,595)	15.57
Unvested at December 31, 2025	742,852	$15.73
1  Includes 515 of additional performance units issued based on the final performance multiplier for awards that vested in the period.
The weighted-average grant-date fair value per unit for performance unit awards was $15.10, $15.11, and $14.54 for the years ended December 31, 2025, 2024, and 2023, respectively. Unrecognized compensation cost associated with performance unit awards was $3.7 million as of December 31, 2025, which the Partnership expects to recognize over a weighted-average period of 1.90 years. The fair value of performance units vested for the years ended December 31, 2025, 2024 and 2023 was $5.2 million, $6.3 million, and $8.0 million, respectively.
Aspirational Performance Unit Awards
In the first quarter of 2022, the Board approved a grant of awards to all employees dependent on the achievement of an aspirational production target to be measured in the fourth quarter of 2025 (the "Aspirational Awards"). The Aspirational Awards included performance cash awards and performance equity awards in the form of restricted performance units. The awards were contingent on achieving a production target of at least 42 Mboe per day of average daily royalty production in the fourth quarter or December 2025. As the production target was not met, all awards were forfeited, and no compensation expense was recognized for the year ended December 31, 2025.
Incentive Compensation Expense
The table below summarizes incentive compensation expense recorded in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
Incentive compensation expense	2025	2024	2023
	(in thousands)
Cash — short and long-term incentive plan	$5,053	$4,940	$4,442
Equity-based compensation — restricted common units	4,210	3,982	3,852
Equity-based compensation — restricted performance units	3,247	2,284	4,774
Board of Directors incentive plan	2,163	2,298	2,203
Total incentive compensation expense	$14,673	$13,504	$15,271

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — EMPLOYEE BENEFIT PLANS
Black Stone Natural Resources Management Company, a subsidiary of the Partnership, sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Partnership. The 401(k) Plan became effective on January 1, 2001 and allows eligible employees to make tax-deferred pre-tax or post-tax contributions up to 90% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. The Partnership makes matching contributions of 100% of employee contributions, up to 5% of compensation. These matching contributions are subject to a graded vesting schedule, with 33% vested after one year, 66% vested after two years and 100% vested after three years of service with the Partnership. Following three years of service, future Partnership matching contributions vest immediately. The Partnership’s contributions were $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Partnership’s business includes activities that are subject to U.S. federal, state, and local environmental regulations with regard to air, land, and water quality and other environmental matters.
The Partnership does not consider the potential remediation costs that could result from issues identified in any environmental site assessments to be material to the consolidated financial statements, and no provision for potential remediation costs has been recorded.
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of December 31, 2025 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 12 — PREFERRED UNITS
Series B Cumulative Convertible Preferred Units
On November 28, 2017, the Partnership issued and sold in a private placement 14,711,219 Series B cumulative convertible preferred units representing limited partner interests in the Partnership for a cash purchase price of $20.39 per Series B cumulative convertible preferred unit, resulting in total proceeds of $300.0 million.
The Series B cumulative convertible preferred units were initially entitled to quarterly distributions in an amount equal to 7.0% of the face amount of the preferred units per annum (the “Distribution Rate”). The Distribution Rate adjusted on November 28, 2023 and will be readjusted every two years thereafter (each, a “Readjustment Date”). The rate set on each Readjustment Date is equal to the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the then-Distribution Rate shall be increased by 2.0% per annum for such quarter. The Distribution Rate was adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for November 28, 2025. The Partnership cannot pay any distributions on any junior securities, including common units, prior to paying the quarterly distribution payable to the preferred units, including any previously accrued and unpaid distributions. The Series B cumulative convertible preferred units have a stated liquidation preference of $21.41 per unit, or $315.0 million in the aggregate, plus any accrued and unpaid distributions, or if greater, the amount such units would be entitled to if converted into common units.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

day immediately preceding the conversion notice date, or such lesser amount to the extent such exercise covers all of a holder's Series B cumulative convertible preferred units.
The Partnership has the option to redeem all or a portion (equal to or greater than $100.0 million) of the Series B cumulative convertible preferred units during biennial 90-day windows. On August 21, 2025, the Partnership entered into an agreement with the holders of its Series B cumulative convertible preferred units. Under the agreement, the Partnership agreed not to exercise its redemption option, and the holders agreed to vote their preferred units in accordance with the recommendations of the Partnership’s Board of Directors on ordinary course matters and to certain customary transfer and standstill restrictions. These provisions remain in effect through November 27, 2027, with the next redemption window opening on November 28, 2027.
The Partnership must provide 20 business days' notice to the holders of the Series B cumulative convertible preferred units of its intent to redeem, and the holders may either allow the redemption to occur or elect to convert the Series B cumulative convertible preferred units into common units as described above.
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of December 31, 2025 and 2024.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands, except per unit amounts)
NET INCOME	$299,932	$271,326	$422,549
Distributions on Series B cumulative convertible preferred units	(29,466)	(29,466)	(21,776)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$270,466	$241,860	$400,773
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—
Common units	270,466	241,860	400,773
	$270,466	$241,860	$400,773
NUMERATOR:
Numerator for basic EPU - net income attributable to common unitholders	$270,466	$241,860	$400,773
Effect of dilutive securities	—	—	21,776
Numerator for diluted EPU - net income attributable to common unitholders after the effect of dilutive securities	$270,466	$241,860	$422,549
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	211,667	210,684	209,970
Effect of dilutive securities	62	96	15,135
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	211,729	210,780	225,105
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$1.28	$1.15	$1.91
Per common unit (diluted)	$1.28	$1.15	$1.88
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	15,072	—

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
The partnership agreement generally provides that any distributions are paid each quarter in the following manner:
•first, to the holders of the Series B cumulative convertible preferred units in an amount equal to 7.0% of the face amount of the preferred units per annum, through November 27, 2023, then adjusting on November 28, 2023 and readjusting every two years thereafter, to a rate equal to the greater of (i) the rate in effect immediately prior to the relevant readjustment and (ii) the 10-year Treasury Rate as of such readjustment date plus 5.5% per annum (which rate adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for November 28, 2025 and
•second, to the holders of common units.
Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market condition, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the year ended December 31, 2025. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.
NOTE 15 — SUBSEQUENT EVENTS
Distribution
On February 5, 2026, the Board approved a distribution for the period from October 1, 2025 to December 31, 2025 of $0.300 per common unit. Distributions will be paid on February 25, 2026 to unitholders of record at the close of business on February 18, 2026.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Acquisition Costs of Properties[1]:
Proved	$346	$2,894	$—
Unproved	114,122	107,537	14,605
Development Costs[1]	11,757	4,208	4,601
Total	$126,225	$114,639	$19,206

1 Unproved properties include purchases of leasehold prospects.

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
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, and amortization, including impairments, are presented below:

	As of December 31,
	2025	2024
	(in thousands)
Proved properties	$2,015,631	$2,132,429
Unproved properties	1,063,709	973,028
Total	3,079,340	3,105,457
Accumulated depreciation, depletion, amortization, and impairment	(1,855,332)	(1,973,460)
Oil and natural gas properties, net	$1,224,008	$1,131,997

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED
Oil and Natural Gas Reserve Information
The following table sets forth estimated net quantities of the Partnership’s proved, proved developed, and proved undeveloped oil and natural gas reserves. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB. For estimates of oil reserves, the average WTI spot oil prices used were $66.01, $76.32, and $78.21 per barrel as of December 31, 2025, 2024, and 2023, respectively. These average prices are adjusted for quality, transportation fees, and market differentials. For estimates of natural gas reserves, the average Henry Hub prices used were $3.39, $2.13, and $2.64 per MMBtu as of December 31, 2025, 2024, and 2023, respectively. These average prices are adjusted for energy content, transportation fees, and market differentials. Natural gas prices are also adjusted to account for NGL revenue since there is not sufficient data to account for NGL volumes separately in the reserve estimates. These reserve estimates exclude insignificant natural gas liquid quantities owned by the Partnership. When taking these adjustments into account, the average adjusted prices weighted by production over the remaining lives of the properties were $63.40 per barrel for oil and $3.37 per Mcf for natural gas as of December 31, 2025, $74.14 per barrel for oil and $2.22 per Mcf for natural gas as of December 31, 2024, and $76.90 per barrel for oil and $2.63 per Mcf for natural gas as of December 31, 2023.

	Crude Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Net proved reserves at December 31, 2022	19,184	269,586	64,115
Revisions of previous estimates [1]	675	(20,578)	(2,754)
Extensions, discoveries and other additions[2]	2,989	87,935	17,645
Production	(3,757)	(64,647)	(14,532)
Net proved reserves at December 31, 2023	19,091	272,296	64,474
Revisions of previous estimates[1]	119	(25,218)	(4,084)
Purchases of minerals in place[3]	10	314	62
Sales of minerals in place[4]	(163)	(1,250)	(371)
Extensions, discoveries and other additions[2]	2,015	56,323	11,402
Production	(3,606)	(62,984)	(14,103)
Net proved reserves at December 31, 2024	17,466	239,481	57,380
Revisions of previous estimates[1]	669	(2,732)	214
Purchases of minerals in place[3]	70	943	227
Sales of minerals in place[4]	(24)	(75)	(37)
Extensions, discoveries and other additions[2]	1,714	47,877	9,693
Production	(3,259)	(56,237)	(12,632)
Net proved reserves at December 31, 2025	16,636	229,257	54,845
Net Proved Developed Reserves
December 31, 2023	19,091	228,061	57,101
December 31, 2024	17,466	220,901	54,283
December 31, 2025	16,241	191,632	48,179
Net Proved Undeveloped Reserves
December 31, 2023	—	44,235	7,373
December 31, 2024	—	18,580	3,097
December 31, 2025	395	37,625	6,666
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES—UNAUDITED
Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-day-of-the-month commodity prices for the periods presented. All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials. Future cash inflows are computed by applying applicable prices relating to the Partnership’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no federal income taxes deducted in the calculation of the standardized measure because the Partnership is not subject to them. Future income tax expense includes applicable state taxes. See "Note 2 – Summary of Significant Accounting Policies" for additional information.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Future cash inflows	$1,828,128	$1,827,316	$2,184,038
Future production costs	(178,506)	(164,886)	(211,826)
Future development costs	(63,833)	(62,137)	(61,723)
Future income tax expense	(5,753)	(5,433)	(6,259)
Future net cash flows (undiscounted)	1,580,036	1,594,860	1,904,230
Annual discount 10% for estimated timing	(690,837)	(726,773)	(884,720)
Total	$889,199	$868,087	$1,019,510

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Standardized measure, beginning of year	$868,087	$1,019,510	$1,665,011
Sales, net of production costs	(351,813)	(367,686)	(420,228)
Net changes in prices and production costs related to future production	44,268	(51,740)	(649,695)
Extensions, discoveries and improved recovery, net of future production and development costs	179,769	174,145	295,413
Previously estimated development costs incurred during the period	—	—	—
Revisions of estimated future development costs	(551)	(123)	(4,221)
Revisions of previous quantity estimates, net of related costs	4,526	(65,903)	(78,139)
Accretion of discount	87,104	102,292	167,064
Purchases of reserves in place, less related costs	3,700	572	—
Sales of reserves in place	(795)	(5,194)	—
Changes in timing and other	54,904	62,214	44,305
Net increase (decrease) in standardized measures	21,112	(151,423)	(645,501)
Standardized measure, end of year	$889,199	$868,087	$1,019,510
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