Form 10-Q
period 2026-06-30
Black Stone Minerals, L.P.
filed 2026-08-04
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2026, there were 212,710,571 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,674	$1,478
Accrued revenue and accounts receivable	71,060	65,572
Commodity derivative assets, net	9,848	18,864
Prepaid expenses and other current assets	6,425	9,722
TOTAL CURRENT ASSETS	89,007	95,636
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,099,220 and $1,063,709 at June 30, 2026 and December 31, 2025, respectively	3,134,600	3,079,340
Accumulated depreciation, depletion, amortization and impairment	(1,874,181)	(1,855,332)
Oil and natural gas properties, net	1,260,419	1,224,008
Other property and equipment, net of accumulated depreciation of $16,229 and $15,768 at June 30, 2026 and December 31, 2025, respectively	1,020	1,126
NET PROPERTY AND EQUIPMENT	1,261,439	1,225,134
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	15,465	14,784
TOTAL ASSETS	$1,365,911	$1,335,554
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,133	$2,823
Accrued liabilities	12,111	19,388
Commodity derivative liabilities, net	5,823	—
Other current liabilities	1,627	2,412
TOTAL CURRENT LIABILITIES	23,694	24,623
LONG–TERM LIABILITIES
Credit facility	196,000	154,000
Accrued incentive compensation	841	1,011
Commodity derivative liabilities, net	3,072	—
Asset retirement obligations	23,312	22,716
Other long-term liabilities	5,526	4,748
TOTAL LIABILITIES	252,445	207,098
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at June 30, 2026 and December 31, 2025, respectively	300,478	300,478
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 212,703 and 211,873 units outstanding at June 30, 2026 and December 31, 2025, respectively	812,988	827,978
TOTAL EQUITY	812,988	827,978
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,365,911	$1,335,554
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Oil and condensate sales	$75,151	$55,807	$129,265	$105,900
Natural gas and natural gas liquids sales	40,275	46,189	103,683	104,424
Lease bonus and other income	6,696	4,714	13,083	11,639
Revenue from contracts with customers	122,122	106,710	246,031	221,963
Gain (loss) on commodity derivative instruments, net	26,850	52,784	(37,700)	(3,217)
TOTAL REVENUE	148,972	159,494	208,331	218,746
OPERATING (INCOME) EXPENSE
Lease operating expense	2,098	2,990	3,991	5,152
Production costs and ad valorem taxes	6,108	9,026	15,308	19,211
Exploration expense	4,825	1,749	9,450	6,859
Depreciation, depletion, and amortization	9,402	9,187	19,187	18,317
General and administrative	16,076	13,924	32,908	29,096
Accretion of asset retirement obligations	393	337	782	669
TOTAL OPERATING EXPENSE	38,902	37,213	81,626	79,304
INCOME FROM OPERATIONS	110,070	122,281	126,705	139,442
OTHER INCOME (EXPENSE)
Interest and investment income	57	56	89	120
Interest expense	(3,816)	(2,270)	(7,177)	(3,667)
Other income (expense), net	47	(39)	13	81
TOTAL OTHER EXPENSE	(3,712)	(2,253)	(7,075)	(3,466)
NET INCOME	106,358	120,028	119,630	135,976
Distributions on Series B cumulative convertible preferred units	(7,366)	(7,367)	(14,732)	(14,733)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$98,992	$112,661	$104,898	$121,243
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	98,992	112,661	104,898	121,243
	$98,992	$112,661	$104,898	$121,243
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.47	$0.53	$0.49	$0.57
Per common unit (diluted)	$0.47	$0.53	$0.49	$0.57
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	212,596	211,689	212,483	211,472
Weighted average common units outstanding (diluted)	212,596	226,761	212,483	211,472
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2025	211,873	$827,978
Repurchases of common units	(162)	(2,335)
Restricted units granted, net of forfeitures	782	—
Equity–based compensation	—	5,688
Distributions to common unitholders ($0.30 per unit)	—	(63,700)
Charges to partners' equity for accrued distribution equivalent rights	—	(333)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	13,272
BALANCE AT MARCH 31, 2026	212,493	$773,204
Issuance of common units for acquisition of oil and natural gas properties	—	2,800
Restricted units granted, net of forfeitures	210	—
Equity–based compensation	—	1,988
Distributions to common unitholders ($0.30 per unit)	—	(63,750)
Charges to partners' equity for accrued distribution equivalent rights	—	(246)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	106,358
BALANCE AT JUNE 30, 2026	212,703	$812,988

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2024	210,695	$828,961
Repurchases of common units	(221)	(3,289)
Issuance of common units for acquisition of oil and natural gas properties	256	3,905
Restricted units granted, net of forfeitures	900	—
Equity–based compensation	—	5,919
Distributions to common unitholders ($0.375 per unit)	—	(79,177)
Charges to partners' equity for accrued distribution equivalent rights	—	(414)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	15,948
BALANCE AT MARCH 31, 2025	211,630	$764,487
Repurchases of common units	(36)	(466)
Issuance of common units for acquisition of oil and natural gas properties	253	3,512
Restricted units granted, net of forfeitures	(5)	—
Equity–based compensation	—	1,691
Distributions to common unitholders ($0.375 per unit)	—	(79,363)
Charges to partners' equity for accrued distribution equivalent rights	—	(384)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,367)
Net income	—	120,028
BALANCE AT JUNE 30, 2025	211,842	$802,138
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,630	$135,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	19,187	18,317
Accretion of asset retirement obligations	782	669
Amortization of deferred charges	525	550
(Gain) loss on commodity derivative instruments, net	37,700	3,217
Net cash (paid) received on settlement of commodity derivative instruments	(21,012)	(465)
Equity-based compensation	6,031	5,015
Changes in operating assets and liabilities:
Accrued revenue and accounts receivable	(5,516)	(8,948)
Prepaid expenses and other current assets	3,296	(5,623)
Accounts payable, accrued liabilities, and other	(4,984)	(3,297)
Settlement of asset retirement obligations	(112)	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	155,527	145,311
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(45,904)	(37,990)
Additions to oil and natural gas properties	(344)	(326)
Additions to oil and natural gas properties leasehold costs	(6,296)	(4,620)
Purchases of other property and equipment	(355)	(151)
Proceeds from the sale of oil and natural gas properties	121	400
NET CASH USED IN INVESTING ACTIVITIES	(52,778)	(42,687)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(127,450)	(158,540)
Distributions to Series B cumulative convertible preferred unitholders	(14,732)	(14,733)
Repurchases of common units	(2,335)	(3,289)
Borrowings under credit facility	179,000	179,000
Repayments under credit facility	(137,000)	(105,000)
Debt issuance costs and other	(36)	(62)
NET CASH USED IN FINANCING ACTIVITIES	(102,553)	(102,624)
NET CHANGE IN CASH AND CASH EQUIVALENTS	196	—
Cash and cash equivalents – beginning of the period	1,478	2,519
Cash and cash equivalents – end of the period	$1,674	$2,519
SUPPLEMENTAL DISCLOSURE
Interest paid	$6,643	$2,939
Common units issued for property acquisitions	$2,800	$7,417
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2025 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2026.
Accrued Revenue and Accounts Receivable

The following table presents information about the Partnership's accrued revenue and accounts receivable:

	June 30, 2026	December 31, 2025

	(in thousands)
Accrued revenue	$64,443	$62,679
Accounts receivable	6,617	2,893
Total accrued revenue and accounts receivable	$71,060	$65,572
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued incentive compensation	$5,749	$7,824
Accrued property taxes	3,139	6,029
Accrued lease operating expenses	1,169	1,985
Accrued general and administrative	932	847
Accrued seismic costs	—	1,500
Accrued other	1,122	1,203
Total accrued liabilities	$12,111	$19,388
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the six months ended June 30, 2026, the Partnership acquired mineral and royalty interests that consisted primarily of unproved oil and natural gas properties in East Texas from various sellers for an aggregate of $48.7 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $45.9 million in cash that was funded with borrowings under the Credit Facility and funds from operating activities, and $2.8 million in equity, that was funded through the issuance of common units of the Partnership based on the fair values of the common units issued on the acquisition dates.
During the year ended December 31, 2025, the Partnership acquired mineral and royalty interests that consisted primarily of unproved oil and natural gas properties in East Texas from various sellers for an aggregate of $114.5 million, including capitalized direct transaction costs, and were considered asset acquisitions. The consideration paid consisted of $107.1 million in cash that was funded with borrowings under the Credit Facility and funds from operating activities, and $7.4 million in equity, that was funded through the issuance of common units of the Partnership based on the fair value of the common units issued on the acquisition dates.
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
As of June 30, 2026, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025. See "Note 5 - Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2026, the Partnership had eight counterparties, all of which are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		June 30, 2026
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$16,843	$(6,995)	$9,848
Long-term asset	Deferred charges and other long-term assets	6,906	(1,554)	5,352
Total assets		$23,749	$(8,549)	$15,200
Liabilities:
Current liability	Commodity derivative liabilities, net	$12,818	$(6,995)	$5,823
Long-term liability	Commodity derivative liabilities, net	4,626	(1,554)	3,072
Total liabilities		$17,444	$(8,549)	$8,895

		December 31, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$24,930	$(6,066)	$18,864
Long-term asset	Deferred charges and other long-term assets	4,325	(196)	4,129
Total assets		$29,255	$(6,262)	$22,993
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,066	$(6,066)	$—
Long-term liability	Commodity derivative liabilities, net	196	(196)	—
Total liabilities		$6,262	$(6,262)	$—
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities), as well as net cash paid or received on settlements, are presented on a net basis in the accompanying consolidated statements of operations within Gain (loss) on commodity derivative instruments, net and consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025
	(in thousands)
Beginning fair value of commodity derivative instruments	$(29,313)	$(65,999)	$22,993	$(13,609)
Gain (loss) on oil derivative instruments	12,519	17,224	(52,717)	16,411
Gain (loss) on natural gas derivative instruments	14,331	35,560	15,017	(19,628)
Net cash paid (received) on settlements of oil derivative instruments	19,352	(4,038)	16,061	(3,656)
Net cash paid (received) on settlements of natural gas derivative instruments	(10,584)	892	4,951	4,121
Net change in fair value of commodity derivative instruments	35,618	49,638	(16,688)	(2,752)
Ending fair value of commodity derivative instruments	$6,305	$(16,361)	$6,305	$(16,361)

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of June 30, 2026:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2026
Second Quarter	205,000	$64.39	$62.00	$67.35
Third Quarter	615,000	64.39	62.00	67.35
Fourth Quarter	615,000	64.39	62.00	67.35
2027
First Quarter	450,000	$62.83	$58.13	$76.28
Second Quarter	450,000	62.83	58.13	76.28
Third Quarter	450,000	62.83	58.13	76.28
Fourth Quarter	450,000	62.83	58.13	76.28
The Partnership entered into the following derivative contracts for oil subsequent to June 30, 2026:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2027
First Quarter	30,000	$69.95	$69.95	$69.95
Second Quarter	30,000	69.95	69.95	69.95
Third Quarter	30,000	69.95	69.95	69.95
Fourth Quarter	30,000	69.95	69.95	69.95

The Partnership had the following open derivative contracts for natural gas as of June 30, 2026:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2026
Third Quarter	12,880,000	$3.73	$3.50	$4.46
Fourth Quarter	12,880,000	3.73	3.50	4.46
2027
First Quarter	7,200,000	$3.91	$3.77	$4.00
Second Quarter	7,280,000	3.91	3.77	4.00
Third Quarter	7,360,000	3.91	3.77	4.00
Fourth Quarter	7,360,000	3.91	3.77	4.00

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the six months ended June 30, 2026 and 2025.
The carrying value of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of June 30, 2026 and December 31, 2025 approximated the fair value due to variable market rates of interest.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of June 30, 2026
Financial Assets
Commodity derivative instruments	$—	$23,749	$—	$(8,549)	$15,200
Financial Liabilities
Commodity derivative instruments	$—	$17,444	$—	$(8,549)	$8,895
As of December 31, 2025
Financial Assets
Commodity derivative instruments	$—	$29,255	$—	$(6,262)	$22,993
Financial Liabilities
Commodity derivative instruments	$—	$6,262	$—	$(6,262)	$—
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values when impaired.
The determination of the fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the six months ended June 30, 2026 or the year ended December 31, 2025. See "Note 3 - Oil and Natural Gas Properties."
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
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty, and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the six months ended June 30, 2026 or the year ended December 31, 2025. There were no assets measured at fair value on a non-recurring basis for the six months ended June 30, 2026 or the year ended December 31, 2025.

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
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a SOFR loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 2.50%, which is referred to as Adjusted Term SOFR. Effective October 31, 2025, Adjusted Term SOFR was amended to remove the additional 0.10% "adjustment" to the underlying SOFR reference rate. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of June 30, 2026 and December 31, 2025, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 6.58% during the six months ended June 30, 2026 and 7.03% during the year ended December 31, 2025. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0:1.0. As of June 30, 2026, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $196.0 million and $154.0 million at June 30, 2026 and December 31, 2025, respectively. The unused portion of the available borrowings under the Credit Facility was $178.6 million and $221.0 million at June 30, 2026 and December 31, 2025, respectively.

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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of June 30, 2026 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the general and administrative expenses in the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cash—short and long-term incentive plans	$2,466	$1,235	$3,971	$2,521
Equity-based compensation—restricted common units	1,257	1,172	2,316	2,135
Equity-based compensation—restricted performance units	640	238	2,541	1,780
Board of Directors incentive plan	583	550	1,174	1,100
Total incentive compensation expense	$4,946	$3,195	$10,002	$7,536
For the six months ended June 30, 2026, the Partnership repurchased 162,066 common units at a weighted average price of $14.41 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by the Partnership's executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
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
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of June 30, 2026 and December 31, 2025.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per unit amounts)
NET INCOME	$106,358	$120,028	$119,630	$135,976
Distributions on Series B cumulative convertible preferred units	(7,366)	(7,367)	(14,732)	(14,733)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$98,992	$112,661	$104,898	$121,243
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	98,992	112,661	104,898	121,243
	$98,992	$112,661	$104,898	$121,243
NUMERATOR:
Numerator for basic EPU - net income attributable to common unitholders	$98,992	$112,661	$104,898	$121,243
Effect of dilutive securities	—	7,367	—	—
Numerator for diluted EPU - net income attributable to common unitholders after the effect of dilutive securities	$98,992	$120,028	$104,898	$121,243
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	212,596	211,689	212,483	211,472
Effect of dilutive securities	—	15,072	—	—
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	212,596	226,761	212,483	211,472
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.47	$0.53	$0.49	$0.57
Per common unit (diluted)	$0.47	$0.53	$0.49	$0.57
The following units of potentially dilutive securities were excluded from the computation of diluted weighted average units outstanding because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Potentially dilutive securities (common units):
Series B cumulative convertible preferred units on an as-converted basis	15,072	—	15,072	15,072

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
Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the six months ended June 30, 2026. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.

NOTE 12 - SUBSEQUENT EVENTS
Distribution
On July 22, 2026, the Board approved a distribution for the three months ended June 30, 2026 of $0.32 per common unit. Distributions will be payable on August 13, 2026 to unitholders of record at the close of business on August 6, 2026.

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
As of June 30, 2026, our mineral and royalty interests were located in 41 states in the continental U.S., including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.
Recent Developments
Development Activity
At the end of the second quarter, Adamas Energy (formerly Aethon Energy, "Adamas") was operating two rigs on our Angelina and San Augustine acreage in the Shelby Trough. Adamas successfully turned to sales 4 gross (0.4 net) wells in July 2026. Adamas’s development program remains on track with the development agreements, with a total of 14 wells spud in the previous program year that ended on June 30, 2026. Of these wells, 6 gross (0.6 net) have turned to sales as of July 31, 2026, and 8 gross (0.7 net) are expected to turn to sales during the remainder of 2026. Adamas expects to drill 17 wells in the next program year that began in July 2026.

Our agreement with Revenant Energy ("Revenant") covers 270,000 gross acres in which we currently control approximately 122,000 undeveloped net acres. Under the original agreement, Revenant was obligated to drill a minimum of 6 wells in 2026, increasing annually to a minimum of 25 wells per year by 2030. We also secured a non-operated working interest partner for the development. In November 2025, the agreement was amended to maintain the original 6-well commitment for 2026 and convert future commitments to completed gross lateral-foot targets at one well per 7,000 lateral feet, allowing longer laterals while keeping overall development levels unchanged. In May 2026, we entered into an amendment to the JEA that reduced the Program Year 1 drilling commitments to 4 wells following the well control incident in April 2026 affecting one of the two wells spud in the first quarter of 2026. The amendment also revised the gross lateral-foot commitments applicable to subsequent program years and released approximately 40,000 gross acres from the development program. Development activity continued during the second quarter of 2026, with Revenant spudding two additional wells.

In November 2025, we entered into a 220,000 gross acre development agreement with Caturus Energy, LLC ("Caturus"), which aims to push the Shelby Trough westward towards the Western Haynesville. Activity will begin with approximately 2 gross (0.2 net) wells in the second half of 2026 and ramp to approximately 12 gross (0.8 net) wells annually by 2031, supported by minimum annual lateral-foot requirements, all net to our interest. In addition to the 2 gross development wells in 2026, Caturus is currently drilling a pilot well in Cherokee County, consistent with the terms of the agreement.

In the Permian Basin, Blue Arrow Operating is in progress on a development of 25 gross (1.9 net) wells in the southern Delaware Basin. Three wells were turned to sales during the quarter with the remaining expected to come online in the second half of 2026 and first half of 2027.

For additional information about our Shelby Trough development agreements, please read "Liquidity and Capital Resources - Shelby Trough Development Agreements."
Acquisition Activity
In the second quarter of 2026, consistent with our previously announced acquisition strategy, we acquired $37.2 million of additional (primarily non-producing) mineral and royalty interests. From September 2023 through June 2026, we have completed $299.7 million of mineral and royalty acquisitions, primarily in the expanding Shelby Trough area.
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
Oil prices increased during the first half of 2026 compared to the same period in 2025, primarily due to the conflict with Iran and the closure of the Strait of Hormuz. These developments disrupted global crude oil supply chains, including reduced production levels, damage to oil infrastructure, and significant interruptions to shipping activity. Natural gas prices were lower during the first half of 2026 relative to the prior-year period. Natural gas prices were elevated early in 2026 due to winter weather and tighter inventories but generally moderated during the remainder of the first six months as production growth increased market supplies. Recent price strength at the end of the second quarter was driven by rising electric power demand and increased U.S. liquefied natural gas ("LNG") export volumes.
Given the dynamic nature of commodity markets, we cannot reasonably estimate how long price levels or market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2026		2025
Benchmark Prices[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
WTI spot oil ($/Bbl)	$70.56	$102.86	$66.30	$71.87
Henry Hub spot natural gas ($/MMBtu)	3.34	2.88	3.26	4.11
1 Source: EIA

Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2026		2025
U.S. Rotary Rig Count[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
Oil	440	409	432	484
Natural gas	125	127	109	103
Other	8	7	6	5
Total	573	543	547	592
1 Source: Baker Hughes Incorporated
Natural Gas Storage
The majority of the production volumes attributable to our interests are derived from natural gas production. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuates on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The U.S. Energy Information Administration ("EIA") expects inventories will rise to 4.0 Tcf at the end of October 2026, which would be 5% higher than the five-year average.

The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2026		2025
Region[1]	Second Quarter	First Quarter	Second Quarter	First Quarter
East	587	270	602	284
Midwest	706	350	688	364
Mountain	230	208	228	165
Pacific	313	258	287	202
South Central	1,086	775	1,148	758
Total	2,922	1,861	2,953	1,773
1 Source: EIA

Natural Gas Exports

Net natural gas exports averaged 17.2 Bcf per day during the second quarter of 2026, a 14% increase from the 2025 average. The EIA forecasts average exports of 17.3 Bcf per day for the remainder of 2026 and 18.6 Bcf per day for 2027. The EIA forecast reflects assumptions that LNG exports will increase as new LNG export projects begin operations in 2026. While geopolitical developments, including the conflict in Iran, have increased global energy market volatility, their near-term impact on U.S. natural gas prices has been limited given constrained LNG export capacity.

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
Commodity Prices
Factors Affecting the Sales Price of Oil and Natural Gas
The prices we receive for oil, natural gas, and natural gas liquids ("NGLs") vary by geographical area. The relative prices of these products are determined by the factors affecting global and regional supply and demand dynamics, such as economic conditions, production levels, availability of transportation, weather cycles, and other factors. In addition, realized prices are influenced by product quality and proximity to consuming and refining markets. Any differences between realized prices and New York Mercantile Exchange ("NYMEX") prices are referred to as differentials. All of our production is derived from properties located in the U.S.
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

Hedging
We enter into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. From time to time, such instruments may include fixed-price contracts, costless collars, and other contractual arrangements. Under a fixed-price swap contract, a counterparty is required to make a payment to us if the settlement price is less than the contract strike price, and we are required to make a payment to the counterparty if the settlement price is greater than the contract strike price. Under a costless collar contract, we receive a payment from the counterparty if the settlement price is below the floor price, and we make a payment to the counterparty if the settlement price is above the ceiling price. If we have multiple contracts outstanding with a single counterparty, unless restricted by our agreement, we will net settle the contract payments. The impact of these derivative instruments could affect the amount of revenue we ultimately realize.
Our open derivative contracts consist of fixed-price swap contracts. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of June 30, 2026 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
The Credit Facility allows but does not require us to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of June 30, 2026, we had hedged a portion of our expected future volumes for the remainder of 2026 and 2027.
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
Beginning with the year ended December 31, 2025, we revised our definition of Adjusted EBITDA to exclude seismic data acquisition costs, which are included in Exploration expense on our consolidated statements of operations. Comparative amounts for the three and six months ended June 30, 2025, for each of Adjusted EBITDA and Distributable Cash Flow have been recast to conform to the current period presentation. Management believes this revised definition enhances comparability between periods and reflects the Partnership’s view of seismic data acquisition costs as investments that support the long-term development and value of its mineral and royalty interests.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$106,358	$120,028	$119,630	$135,976
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	9,402	9,187	19,187	18,317
Interest expense	3,816	2,270	7,177	3,667
Income tax expense (benefit)	(2)	8	60	(77)
Accretion of asset retirement obligations	393	337	782	669
Seismic data acquisition costs	4,519	1,400	8,775	6,229
Equity–based compensation	2,480	1,960	6,031	5,015
Unrealized (gain) loss on commodity derivative instruments	(35,618)	(49,639)	16,688	2,751
Adjusted EBITDA	91,348	85,551	178,330	172,547
Adjustments to reconcile to Distributable Cash Flow:
Change in deferred revenue	—	(1)	(1)	(2)
Cash interest expense	(3,554)	(1,994)	(6,653)	(3,117)
Preferred unit distributions	(7,366)	(7,367)	(14,732)	(14,733)
Distributable Cash Flow	$80,428	$76,189	$156,944	$154,695

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	863	863	—	—%
Natural gas (MMcf)[1]	13,133	13,710	(577)	(4.2)%
Equivalents (MBoe)	3,052	3,148	(96)	(3.0)%
Equivalents/day (MBoe)	33.5	34.6	(1.1)	(3.2)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$87.08	$64.67	$22.41	34.7%
Natural gas ($/Mcf)[1]	3.07	3.37	(0.30)	(8.9)%
Equivalents ($/Boe)	$37.82	$32.40	$5.42	16.7%
Revenue:
Oil and condensate sales	$75,151	$55,807	$19,344	34.7%
Natural gas and natural gas liquids sales[1]	40,275	46,189	(5,914)	(12.8)%
Lease bonus and other income	6,696	4,714	1,982	42.0%
Revenue from contracts with customers	122,122	106,710	15,412	14.4%
Gain (loss) on commodity derivative instruments, net	26,850	52,784	(25,934)	(49.1)%
Total revenue	$148,972	$159,494	$(10,522)	(6.6)%
Operating expenses:
Lease operating expense	$2,098	$2,990	$(892)	(29.8)%
Production costs and ad valorem taxes	6,108	9,026	(2,918)	(32.3)%
Exploration expense	4,825	1,749	3,076	175.9%
Depreciation, depletion, and amortization	9,402	9,187	215	2.3%
General and administrative	16,076	13,924	2,152	15.5%
Other expense:
Interest expense	3,816	2,270	1,546	68.1%
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
Revenue
Total revenue for the quarter ended June 30, 2026 decreased compared to the quarter ended June 30, 2025. The decrease in total revenue in the second quarter of 2026 is primarily due to lower gains on our commodity derivative instruments and lower natural gas and NGL sales partially offset by increased oil and condensate sales as well as higher lease bonus and other income.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended June 30, 2026 as compared to the corresponding period in 2025 due to increased realized commodity prices. Our mineral and royalty interest oil and condensate volumes accounted for 96% of total oil and condensate volumes for each of the quarters ended June 30, 2026 and 2025.

Natural gas and natural gas liquids sales. Natural gas and NGL sales decreased for the quarter ended June 30, 2026 as compared to the corresponding prior period. The decrease between the comparative periods is due to lower realized commodity prices and slightly decreased production volumes. The decrease in production was driven by lower royalty interest volumes, primarily within the Haynesville/Bossier trend. Mineral and royalty interest production accounted for 97% and 96% of our natural gas volumes for the quarters ended June 30, 2026 and 2025, respectively.
Gain (loss) on commodity derivative instruments. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the second quarter of 2026, gains from our commodity derivative instruments decreased compared to the same period in 2025. For the three months ended June 30, 2026, we recognized $8.8 million of realized losses and $35.6 million of unrealized gains from our oil and natural gas commodity contracts, compared to $3.2 million of realized gains and $49.6 million of unrealized gains in the same period in 2025. The unrealized gains on our commodity contracts during the second quarter of 2026 were primarily driven by changes in the forward commodity price curves for oil. The unrealized gains for the same period in 2025 were primarily driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantively between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the second quarter of 2026 was higher than the same period in 2025. Leasing activity in the Haynesville/Bossier play comprised the majority of lease bonus and other income for the second quarter of 2026, while the majority of lease bonus and other income in the second quarter of 2025 came from leasing activity in the Permian Basin and Bakken/Three Forks plays.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended June 30, 2026 as compared to the same period in 2025, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended June 30, 2026, production costs and ad valorem taxes decreased compared to the quarter ended June 30, 2025. The decrease was primarily due to $4.2 million in refunds of production costs from operators associated with deduction-free lease terms, reflecting settlements of prior period deductions. The overall decrease was partially offset by higher ad valorem tax estimates and higher production taxes due to increased production revenues.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where the Partnership is the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. For the quarter ended June 30, 2026, exploration expenses increased compared to the same period in 2025, primarily due to higher expenditures for seismic costs incurred in connection with ongoing seismic shoots tied to our development programs.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended June 30, 2026 as compared to the same period in 2025 due to higher depletion rates associated with increased capitalized costs from acquisitions in the expanding Shelby Trough area.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended June 30, 2026, general and administrative expenses increased as compared to the same period in 2025, primarily due to higher personnel costs, including $1.2 million of cash compensation and $0.5 million of equity-based compensation, driven by increased headcount and projected outperformance relative to performance targets under our short-term cash incentive plan. The increase in equity-based compensation was also driven by higher costs for performance-based awards due to mark-to-market adjustments reflecting changes in our common unit price during 2026 compared to 2025.
Interest expense. Interest expense increased for the quarter ended June 30, 2026 as compared to the corresponding period in 2025. The increase was due to higher average outstanding borrowings under our Credit Facility.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	1,648	1,579	69	4.4%
Natural gas (MMcf)[1]	28,399	28,563	(164)	(0.6)%
Equivalents (MBoe)	6,381	6,340	41	0.6%
Equivalents/day (MBoe)	35.3	35.0	0.3	0.9%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$78.44	$67.07	$11.37	17.0%
Natural gas ($/Mcf)[1]	3.65	3.66	(0.01)	(0.3)%
Equivalents ($/Boe)	$36.51	$33.17	$3.34	10.1%
Revenue:
Oil and condensate sales	$129,265	$105,900	$23,365	22.1%
Natural gas and natural gas liquids sales[1]	103,683	104,424	(741)	(0.7)%
Lease bonus and other income	13,083	11,639	1,444	12.4%
Revenue from contracts with customers	246,031	221,963	24,068	10.8%
Gain (loss) on commodity derivative instruments, net	(37,700)	(3,217)	(34,483)	1,071.9%
Total revenue	$208,331	$218,746	$(10,415)	(4.8)%
Operating expenses:
Lease operating expense	$3,991	$5,152	$(1,161)	(22.5)%
Production costs and ad valorem taxes	15,308	19,211	(3,903)	(20.3)%
Exploration expense	9,450	6,859	2,591	37.8%
Depreciation, depletion, and amortization	19,187	18,317	870	4.7%
General and administrative	32,908	29,096	3,812	13.1%
Other expense:
Interest expense	7,177	3,667	3,510	95.7%
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
Revenue
Total revenue for the six months ended June 30, 2026 decreased slightly compared to the corresponding prior period. The decrease in total revenue is primarily due to increased losses on our commodity derivative instruments partially offset by increased oil and condensate sales as well as higher lease bonus and other income.

Oil and condensate sales. Oil and condensate sales during the six months ended June 30, 2026 increased compared to the corresponding prior period primarily due to higher production volumes and realized commodity prices. The increase in oil and condensate production was driven by higher mineral and royalty production in the Permian Basin and Bakken/Three Forks plays. Our mineral and royalty interest oil and condensate volumes accounted for 96% of total oil and condensate volumes for each of the six months ended June 30, 2026 and 2025.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the six months ended June 30, 2026 were flat compared to the corresponding prior period. Both commodity prices and production volumes remained relatively consistent between the comparable periods. Mineral and royalty interest production accounted for 97% and 96% of our natural gas volumes for the six months ended June 30, 2026 and 2025, respectively.
Gain (loss) on commodity derivative instruments. During the six months ended June 30, 2026, we recognized an increased loss from our commodity derivative instruments compared to the corresponding period in 2025. In the six months ended June 30, 2026, we recognized $21.0 million of realized losses and $16.7 million of unrealized losses from our oil and natural gas commodity contracts, compared to $0.5 million of realized losses and $2.7 million of unrealized losses in the same period in 2025. Unrealized losses on our commodity contracts during the six months ended June 30, 2026 were driven by changes in forward oil price curves, compared to the corresponding period in 2025 when unrealized losses were driven by changes in forward natural gas price curves.

Lease bonus and other income. Lease bonus and other income for the six months ended June 30, 2026 was higher than the same period in 2025. Leasing activity in the Haynesville/Bossier play and proceeds from the surface use waivers on our mineral acreage supporting solar development in Mississippi made up the majority of lease bonus and other income for the six months ended June 30, 2026, while a substantial portion of the activity in the corresponding period in 2025 came from leasing activity in the Permian Basin and proceeds from surface use waivers on our mineral acreage supporting solar development in Louisiana.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a reduction in nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the six months ended June 30, 2026, production costs and ad valorem taxes decreased as compared to the six months ended June 30, 2025, primarily due to $6.5 million in refunds of production costs from operators associated with deduction-free lease terms, reflecting settlements of prior period deductions. The overall decrease was partially offset by higher ad valorem tax estimates and higher production taxes due to increased production revenues.
Exploration expense. For the six months ended June 30, 2026, exploration expense increased as compared to the six months ended June 30, 2025. The increase was primarily driven by purchases of seismic data and costs from proprietary seismic projects associated with existing and future development programs in the expanded Shelby Trough area.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization increased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher depletion rates associated with increased capitalized costs from acquisitions in the expanding Shelby Trough area.
General and administrative. For the six months ended June 30, 2026, general and administrative expenses increased as compared to the same period in 2025, primarily due to higher personnel costs, including $2.3 million of cash compensation and $0.9 million of equity-based compensation, driven by increased headcount and projected outperformance relative to performance targets under our short-term cash incentive plan. The increase in equity-based compensation was also driven by higher costs for performance-based awards due to mark-to-market adjustments reflecting changes in our common unit price during 2026 compared to 2025.
Interest expense. Interest expense increased for the six months ended June 30, 2026 as compared to the corresponding period in 2025. The increase was due to higher average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business. The Series B cumulative convertible preferred units are entitled to quarterly distributions based on an annual distribution rate (the "Distribution Rate"), which is subject to adjustment every two years (each, a "Readjustment Date") with the last Readjustment Date on November 28, 2025. The rate set on each Readjustment Date is equal to the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the Distribution Rate shall be increased by 2.0% per annum for such quarter. The Distribution Rate was adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for the November 28, 2025 Readjustment Date. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90-day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value. On August 21, 2025, we entered into an agreement with the holders of the Series B cumulative convertible preferred units under which we agreed not to exercise our redemption option and the holders agreed to vote in accordance with Board recommendations and comply with customary transfer and standstill restrictions through November 27, 2027, with the next redemption window opening on November 28, 2027. Depending on market conditions among other factors, we may use funds from the future issuance of common units or other equity securities or debt to redeem some or all of the preferred units. See "Note 9 - Preferred Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program which authorizes us to make repurchases on a discretionary basis. The program will be funded from our cash on hand or through borrowings under the Credit Facility. Any repurchased units will be cancelled. See "Note 11 – Common Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. As of June 30, 2026, we had not made any repurchases under the program.

Cash Flows
The following table shows our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Cash flows provided by operating activities	$155,527	$145,311	$10,216
Cash flows used in investing activities	(52,778)	(42,687)	(10,091)
Cash flows used in financing activities	(102,553)	(102,624)	71
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the six months ended June 30, 2026 as compared to the same period of 2025. The increase was primarily driven by higher oil sales due to increased realized oil prices and production volumes in the six months ended June 30, 2026. The overall increase was partially offset by higher cash paid for the settlement of commodity derivatives.
Investing Activities. Net cash used in investing activities in the six months ended June 30, 2026 increased as compared to the same period of 2025. The increase was primarily due to higher expenditures for acquisitions of oil and natural gas properties and leasehold costs in the six months ended June 30, 2026 compared to the same period of 2025.
Financing Activities. Net cash used in financing activities remained consistent for the six months ended June 30, 2026 as compared to the same period of 2025. The decreased distributions paid to common unitholders for the six months ended June 30, 2026, compared to the same period of 2025 was partially offset by higher repayments of our Credit Facility.
Development Capital Expenditures
Expenditures for drilling, completion, and recompletion activities associated with our non-operated working interests were $0.3 million during the six months ended June 30, 2026. We also spent $6.3 million to acquire leases in areas around our drilling programs during the six months ended June 30, 2026.
Acquisitions
During the six months ended June 30, 2026, we acquired mineral and royalty interests that consisted primarily of unproved oil and natural gas properties in East Texas from various sellers for an aggregate of $48.7 million, including capitalized direct transaction costs. The consideration paid consisted of $45.9 million in cash that was funded with borrowings under our Credit Facility and funds from operating activities, and $2.8 million in equity, that was funded through the issuance of common units based on the fair value of the common units issued on the acquisition dates. Our commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
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
Adamas drilled a total of 14 wells during the program year that ended on June 30, 2026 and applied 2 of its 10 banked wells toward its commitment. As of July 31, 2026, 8 of those wells had not yet turned to sales and are expected to begin production during the remainder of 2026. Adamas expects to drill 17 wells in the next program year that began in July 2026.
Revenant Joint Exploration Agreement

In May 2025, we entered into a JEA with Revenant covering an expanded portion of our Shelby Trough acreage, primarily located in Angelina, Nacogdoches, and San Augustine counties in Texas. The agreement grants Revenant exclusive development rights across three designated areas of interest ("AOIs") and requires minimum annual drilling commitments that escalate over a five-year period, including test wells in certain areas, to maintain development rights across the full contract area. The agreement allows for non-operated working interest participation, and in June 2025 we entered into a farmout agreement with an external capital provider covering all of our retained undivided 35% working interest.

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

In May 2026, we entered into an amendment to the JEA that reduced the Program Year 1 drilling commitments to 4 wells following the well control incident in April 2026 affecting one of the two wells spud in the first quarter of 2026. The amendment also revised the gross lateral-foot commitments applicable to subsequent program years and released approximately 40,000 gross acres from the development program.

The table below summarizes the minimum gross lateral-foot drilling commitments under the amended agreement, following Program Year 1:

Revenant Drilling Commitments[1]
Program Year	Calendar Year	AOI 1	AOI 2	AOI 3	Total Gross Lateral Feet
2	2027	56,000	7,000	—	63,000
3	2028	70,000	—	—	70,000
4	2029	84,000	14,000	14,000[2]	112,000
5 and thereafter	2030 and beyond	105,000	35,000	21,000	161,000
1 Lateral-feet drilled in any AOI may be used to satisfy drilling commitments in other AOIs, except for the AOI 2 commitment in Program Year 2.

2 Revenant has the option to elect into the AOI 3 drilling commitment by June 30, 2028. If they do not make this election, the AOI 3 acreage and associated drilling commitment will be removed from the development program.
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
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of June 30, 2026, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Material Cash Requirements
As of June 30, 2026, there have been no material changes to our material cash requirements previously disclosed in our 2025 Annual Report on Form 10-K.

Critical Accounting Policies and Related Estimates
As of June 30, 2026, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2025 Annual Report on Form 10-K.
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
Based upon our open commodity derivative positions at June 30, 2026, a hypothetical $1 per barrel increase or decrease in the NYMEX WTI strip price would result in an increase or decrease of approximately $3.2 million in the fair value of our oil derivative contracts. Similarly, a hypothetical $0.10 per MMBtu increase or decrease in the NYMEX Henry Hub natural gas strip price would result in an increase or decrease of approximately $5.5 million in the fair value of our natural gas derivative contracts. These hypothetical changes in fair value could result in a gain or loss depending on whether commodity prices increase or decrease.

Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended June 30, 2026. Applying this discount results in an approximate 1.2% reduction of proved reserve volumes as compared to the undiscounted June 30, 2026 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2026, we had eight counterparties, all of which were rated BBB or better by S&P Global Ratings and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the six months ended June 30, 2026, we had $190.3 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 6.58%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.0 million for the six months ended June 30, 2026, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, we closed on purchases of certain mineral and royalty interests that consisted primarily of unproved oil and natural gas properties in East Texas from various sellers using, in part, an aggregate of 202,944 common units valued at $2.8 million to fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: August 4, 2026	By:	/s/ Fowler T. Carter
Fowler T. Carter
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ H. Taylor DeWalch
H. Taylor DeWalch
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Chris R. Bonner
Chris R. Bonner
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)