Form 10-Q
period 2026-09-30
Black Stone Minerals, L.P.
filed 2026-11-03
CIK 1621434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2026, there were 212,861,806 common units and 14,711,219 Series B cumulative convertible preferred units of the registrant outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,491	$1,478
Accrued revenue and accounts receivable	71,646	65,572
Commodity derivative assets, net	10,164	18,864
Prepaid expenses and other current assets	3,329	9,722
TOTAL CURRENT ASSETS	90,630	95,636
PROPERTY AND EQUIPMENT
Oil and natural gas properties, at cost, using the successful efforts method of accounting, includes unproved properties of $1,117,501 and $1,063,709 at September 30, 2026 and December 31, 2025, respectively	3,153,623	3,079,340
Accumulated depreciation, depletion, amortization and impairment	(1,884,179)	(1,855,332)
Oil and natural gas properties, net	1,269,444	1,224,008
Other property and equipment, net of accumulated depreciation of $16,352 and $15,768 at September 30, 2026 and December 31, 2025, respectively	3,987	1,126
NET PROPERTY AND EQUIPMENT	1,273,431	1,225,134
DEFERRED CHARGES AND OTHER LONG-TERM ASSETS	10,646	14,784
TOTAL ASSETS	$1,374,707	$1,335,554
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,296	$2,823
Accrued liabilities	15,766	19,388
Commodity derivative liabilities, net	29,256	—
Other current liabilities	1,690	2,412
TOTAL CURRENT LIABILITIES	51,008	24,623
LONG–TERM LIABILITIES
Credit facility	195,000	154,000
Accrued incentive compensation	1,069	1,011
Commodity derivative liabilities, net	5,184	—
Asset retirement obligations	23,614	22,716
Other long-term liabilities	6,119	4,748
TOTAL LIABILITIES	281,994	207,098
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY
Partners' equity – Series B cumulative convertible preferred units, 14,711 units outstanding at September 30, 2026 and December 31, 2025, respectively	300,478	300,478
EQUITY
Partners' equity – general partner interest	—	—
Partners' equity – common units, 212,711 and 211,873 units outstanding at September 30, 2026 and December 31, 2025, respectively	792,235	827,978
TOTAL EQUITY	792,235	827,978
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,374,707	$1,335,554
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Oil and condensate sales	$77,649	$57,091	$206,914	$162,991
Natural gas and natural gas liquids sales	45,053	43,086	148,736	147,510
Lease bonus and other income	7,177	5,006	20,260	16,645
Revenue from contracts with customers	129,879	105,183	375,910	327,146
Gain (loss) on commodity derivative instruments, net	(30,152)	27,287	(67,852)	24,070
TOTAL REVENUE	99,727	132,470	308,058	351,216
OPERATING (INCOME) EXPENSE
Lease operating expense	2,280	2,753	6,271	7,905
Production costs and ad valorem taxes	9,503	10,935	24,811	30,146
Exploration expense	4,736	2,151	14,186	9,010
Depreciation, depletion, and amortization	10,121	9,900	29,308	28,217
General and administrative	16,470	12,287	49,378	41,383
Accretion of asset retirement obligations	401	344	1,183	1,013
TOTAL OPERATING EXPENSE	43,511	38,370	125,137	117,674
INCOME FROM OPERATIONS	56,216	94,100	182,921	233,542
OTHER INCOME (EXPENSE)
Interest and investment income	51	62	140	182
Interest expense	(3,935)	(2,426)	(11,112)	(6,093)
Other income (expense), net	36	(7)	49	74
TOTAL OTHER EXPENSE	(3,848)	(2,371)	(10,923)	(5,837)
NET INCOME	52,368	91,729	171,998	227,705
Distributions on Series B cumulative convertible preferred units	(7,367)	(7,366)	(22,099)	(22,099)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$45,001	$84,363	$149,899	$205,606
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	45,001	84,363	149,899	205,606
	$45,001	$84,363	$149,899	$205,606
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.21	$0.40	$0.71	$0.97
Per common unit (diluted)	$0.21	$0.40	$0.71	$0.97
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Weighted average common units outstanding (basic)	212,710	211,852	212,560	211,600
Weighted average common units outstanding (diluted)	212,710	211,852	212,560	211,600
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2025	211,873	$827,978
Repurchases of common units	(162)	(2,335)
Restricted units granted, net of forfeitures	782	—
Equity-based compensation	—	5,688
Distributions to common unitholders ($0.30 per unit)	—	(63,700)
Charges to partners' equity for accrued distribution equivalent rights	—	(333)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	13,272
BALANCE AT MARCH 31, 2026	212,493	$773,204
Issuance of common units for acquisition of oil and natural gas properties	203	2,800
Restricted units granted, net of forfeitures	7	—
Equity-based compensation	—	1,988
Distributions to common unitholders ($0.30 per unit)	—	(63,750)
Charges to partners' equity for accrued distribution equivalent rights	—	(246)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	106,358
BALANCE AT JUNE 30, 2026	212,703	$812,988
Restricted units granted, net of forfeitures	8	—
Equity-based compensation	—	2,603
Distributions to common unitholders ($0.32 per unit)	—	(68,067)
Charges to partners' equity for accrued distribution equivalent rights	—	(290)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,367)
Net income	—	52,368
BALANCE AT SEPTEMBER 30, 2026	212,711	$792,235
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common units	Partners' equity
BALANCE AT DECEMBER 31, 2024	210,695	$828,961
Repurchases of common units	(221)	(3,289)
Issuance of common units for acquisition of oil and natural gas properties	256	3,905
Restricted units granted, net of forfeitures	900	—
Equity-based compensation	—	5,919
Distributions to common unitholders ($0.375 per unit)	—	(79,177)
Charges to partners' equity for accrued distribution equivalent rights	—	(414)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	15,948
BALANCE AT MARCH 31, 2025	211,630	$764,487
Repurchases of common units	(36)	(466)
Issuance of common units for acquisition of oil and natural gas properties	253	3,512
Restricted units granted, net of forfeitures	(5)	—
Equity-based compensation	—	1,691
Distributions to common unitholders ($0.375 per unit)	—	(79,363)
Charges to partners' equity for accrued distribution equivalent rights	—	(384)
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,367)
Net income	—	120,028
BALANCE AT JUNE 30, 2025	211,842	$802,138
Restricted units granted, net of forfeitures	12	—
Equity-based compensation	—	1,758
Distributions to common unitholders ($0.30 per unit)	—	(63,556)
Charges to partners' equity for accrued distribution equivalent rights	—	32
Distributions on Series B cumulative convertible preferred units ($0.50 per unit)	—	(7,366)
Net income	—	91,729
BALANCE AT SEPTEMBER 30, 2025	211,854	$824,735
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,998	$227,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	29,308	28,217
Accretion of asset retirement obligations	1,183	1,013
Amortization of deferred charges	789	830
(Gain) loss on commodity derivative instruments, net	67,852	(24,070)
Net cash (paid) received on settlement of commodity derivative instruments	(21,402)	6,449
Equity-based compensation	9,084	7,223
Changes in operating assets and liabilities:
Accrued revenue and accounts receivable	(6,086)	6,738
Prepaid expenses and other current assets	6,392	(3,023)
Accounts payable, accrued liabilities, and other	(1,020)	(5,856)
Settlement of asset retirement obligations	(196)	(159)
NET CASH PROVIDED BY OPERATING ACTIVITIES	257,902	245,067
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and natural gas properties	(60,530)	(58,266)
Additions to oil and natural gas properties	(431)	(554)
Additions to oil and natural gas properties leasehold costs	(10,577)	(4,809)
Purchases of other property and equipment	(3,445)	(162)
Proceeds from the sale of oil and natural gas properties	121	400
NET CASH USED IN INVESTING ACTIVITIES	(74,862)	(63,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common unitholders	(195,517)	(222,096)
Distributions to Series B cumulative convertible preferred unitholders	(22,099)	(22,099)
Repurchases of common units	(2,335)	(3,755)
Borrowings under credit facility	249,000	251,000
Repayments under credit facility	(208,000)	(181,000)
Debt issuance costs and other	(76)	(77)
NET CASH USED IN FINANCING ACTIVITIES	(179,027)	(178,027)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,013	3,649
Cash and cash equivalents – beginning of the period	1,478	2,519
Cash and cash equivalents – end of the period	$5,491	$6,168
SUPPLEMENTAL DISCLOSURE
Interest paid	$10,279	$5,123
Common units issued for property acquisitions	$2,800	$7,417
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
The unaudited interim consolidated financial statements include the consolidated results of the Partnership. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Significant accounting policies are disclosed in the Partnership’s 2025 Annual Report on Form 10-K. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2026.
Accrued Revenue and Accounts Receivable

The following table presents information about the Partnership's accrued revenue and accounts receivable:

	September 30, 2026	December 31, 2025

	(in thousands)
Accrued revenue	$67,150	$62,679
Accounts receivable	4,496	2,893
Total accrued revenue and accounts receivable	$71,646	$65,572
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued incentive compensation	$9,215	$7,824
Accrued property taxes	3,682	6,029
Accrued lease operating expenses	1,100	1,985
Accrued general and administrative	546	847
Accrued seismic costs	—	1,500
Accrued other	1,223	1,203
Total accrued liabilities	$15,766	$19,388
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the nine months ended September 30, 2026, the Partnership acquired mineral and royalty interests from various sellers for an aggregate of $63.3 million, including capitalized direct transaction costs. The acquisitions primarily included unproved oil and natural gas properties in the expanded Shelby Trough area and were considered asset acquisitions. The consideration paid consisted of $60.5 million in cash, funded with borrowings under the Credit Facility and funds from operating activities, and the issuance to the sellers of common units of the Partnership with an aggregate fair value of $2.8 million on the respective acquisition dates.
During the year ended December 31, 2025, the Partnership acquired mineral and royalty interests from various sellers for an aggregate of $114.5 million, including capitalized direct transaction costs. The acquisitions primarily included unproved oil and natural gas properties in the expanded Shelby Trough area and were considered asset acquisitions. The consideration paid consisted of $107.1 million in cash, funded with borrowings under the Credit Facility and funds from operating activities, and the issuance to the sellers of common units of the Partnership with an aggregate fair value of $7.4 million on the respective acquisition dates.
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
As of September 30, 2026, the Partnership’s open derivative contracts consisted of fixed-price swap contracts. The Partnership has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in the fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Partnership’s derivative contracts have been recognized in revenue in the Partnership's accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Partnership’s accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025. See "Note 5 - Fair Value Measurements" for additional information.
The Partnership's derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Partnership's commodity derivative assets. While the Partnership does not require its derivative contract counterparties to post collateral, the Partnership does evaluate the credit standing of such counterparties as deemed appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2026, the Partnership had eight counterparties, all of which are lenders under the Credit Facility.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize the fair values and classifications of the Partnership’s derivative instruments, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheets as of each date:

		September 30, 2026
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$26,227	$(16,063)	$10,164
Long-term asset	Deferred charges and other long-term assets	1,994	(1,175)	819
Total assets		$28,221	$(17,238)	$10,983
Liabilities:
Current liability	Commodity derivative liabilities, net	$45,319	$(16,063)	$29,256
Long-term liability	Commodity derivative liabilities, net	6,359	(1,175)	5,184
Total liabilities		$51,678	$(17,238)	$34,440

		December 31, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value on Balance Sheet

		(in thousands)
Assets:
Current asset	Commodity derivative assets, net	$24,930	$(6,066)	$18,864
Long-term asset	Deferred charges and other long-term assets	4,325	(196)	4,129
Total assets		$29,255	$(6,262)	$22,993
Liabilities:
Current liability	Commodity derivative liabilities, net	$6,066	$(6,066)	$—
Long-term liability	Commodity derivative liabilities, net	196	(196)	—
Total liabilities		$6,262	$(6,262)	$—
Changes in the fair values of the Partnership’s derivative instruments (both assets and liabilities), as well as net cash paid or received on settlements, are presented on a net basis in the accompanying consolidated statements of operations within Gain (loss) on commodity derivative instruments, net and consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025
	(in thousands)
Beginning fair value of commodity derivative instruments	$6,305	$(16,361)	$22,993	$(13,609)
Gain (loss) on oil derivative instruments	(46,452)	578	(99,169)	16,988
Gain (loss) on natural gas derivative instruments	16,300	26,709	31,317	7,082
Net cash paid (received) on settlements of oil derivative instruments	10,310	(2,789)	26,371	(6,444)
Net cash paid (received) on settlements of natural gas derivative instruments	(9,920)	(4,125)	(4,969)	(5)
Net change in fair value of commodity derivative instruments	(29,762)	20,373	(46,450)	17,621
Ending fair value of commodity derivative instruments	$(23,457)	$4,012	$(23,457)	$4,012

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for oil as of September 30, 2026:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2026
Third Quarter	205,000	$64.39	$62.00	$67.35
Fourth Quarter	615,000	64.39	62.00	67.35
2027
First Quarter	540,000	$64.67	$58.13	$77.35
Second Quarter	540,000	64.67	58.13	77.35
Third Quarter	540,000	64.67	58.13	77.35
Fourth Quarter	540,000	64.67	58.13	77.35
2028
First Quarter	90,000	$70.60	$70.05	$71.54
Second Quarter	90,000	70.60	70.05	71.54
Third Quarter	90,000	70.60	70.05	71.54
Fourth Quarter	90,000	70.60	70.05	71.54
The Partnership entered into the following derivative contracts for oil subsequent to September 30, 2026:

		Weighted Average Price (Per Bbl)	Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)		Low	High
Oil Swap Contracts:
2027
First Quarter	30,000	$81.33	$81.33	$81.33
Second Quarter	30,000	81.33	81.33	81.33
Third Quarter	30,000	81.33	81.33	81.33
Fourth Quarter	30,000	81.33	81.33	81.33
2028
First Quarter	30,000	$74.55	$74.55	$74.55
Second Quarter	30,000	74.55	74.55	74.55
Third Quarter	30,000	74.55	74.55	74.55
Fourth Quarter	30,000	74.55	74.55	74.55

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had the following open derivative contracts for natural gas as of September 30, 2026:

		Weighted Average Price (Per MMBtu)	Range (Per MMBtu)
Period and Type of Contract	Volume (MMBtu)		Low	High
Natural Gas Swap Contracts:
2026
Fourth Quarter	12,880,000	$3.73	$3.50	$4.46
2027
First Quarter	8,100,000	$3.84	$3.32	$4.00
Second Quarter	8,190,000	3.84	3.32	4.00
Third Quarter	8,280,000	3.84	3.32	4.00
Fourth Quarter	8,280,000	3.84	3.32	4.00
2028
First Quarter	1,820,000	$3.70	$3.68	$3.73
Second Quarter	1,820,000	3.70	3.68	3.73
Third Quarter	1,840,000	3.70	3.68	3.73
Fourth Quarter	1,840,000	3.70	3.68	3.73
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the nine months ended September 30, 2026 and 2025.
The carrying values of the Partnership's cash and cash equivalents, receivables, and payables approximate fair value due to the short-term nature of the instruments. The estimated carrying value of all debt as of September 30, 2026 and December 31, 2025 approximated the fair value due to variable market rates of interest.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership estimated the fair value of commodity derivative financial instruments using the market approach via a model that uses inputs that are observable in the market or can be derived from, or corroborated by, observable data. See "Note 4 - Commodity Derivative Financial Instruments" for additional information.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using			Effect of Counterparty Netting	Total
	Level 1	Level 2	Level 3

	(in thousands)
As of September 30, 2026
Financial Assets
Commodity derivative instruments	$—	$28,221	$—	$(17,238)	$10,983
Financial Liabilities
Commodity derivative instruments	$—	$51,678	$—	$(17,238)	$34,440
As of December 31, 2025
Financial Assets
Commodity derivative instruments	$—	$29,255	$—	$(6,262)	$22,993
Financial Liabilities
Commodity derivative instruments	$—	$6,262	$—	$(6,262)	$—
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of oil and natural gas property values when impaired.
The fair values of proved and unproved properties acquired in business combinations are estimated by discounting projected future cash flows. The factors used to determine fair value include estimates of economic reserves, future operating and development costs, future commodity prices, timing of future production, and a risk-adjusted discount rate. The Partnership has designated these measurements as Level 3. The Partnership had no business combinations for the nine months ended September 30, 2026 or the year ended December 31, 2025. See "Note 3 - Oil and Natural Gas Properties."
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
The Partnership’s estimates of fair value are determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the nine months ended September 30, 2026 or the year ended December 31, 2025. There were no assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2026 or the year ended December 31, 2025.

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CREDIT FACILITY
The Partnership maintains a senior secured revolving credit agreement, as amended (the “Credit Facility”). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2030. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in October and April, and is derived from the value of the Partnership’s oil and natural gas properties as determined by the lender syndicate using pricing assumptions that often differ from the current market for future prices. The Partnership and the lenders (at the direction of two-thirds of the lenders) each have discretion to request a borrowing base redetermination one time between scheduled redeterminations. The Partnership also has the right to request a redetermination following the acquisition of oil and natural gas properties in excess of 10% of the value of the borrowing base immediately prior to such acquisition. The borrowing base is also adjusted if the Partnership terminates its hedge positions or sells oil and natural gas property interests that have a combined value exceeding 5% of the current borrowing base. In these circumstances, the borrowing base will be adjusted by the value attributed to the terminated hedge positions or the oil and natural gas property interests sold in the most recent borrowing base. The borrowing base was reaffirmed in April 2025, October 2025, April 2026 and October 2026 at $580.0 million. After each redetermination, the Partnership elected to maintain cash commitments under the Credit Facility at $375.0 million. The next semi-annual redetermination is scheduled for April 2027.
The Partnership’s borrowings under the Credit Facility bear interest at a floating rate determined by the type of loan the Partnership has elected to take: a secured overnight financing rate ("SOFR") loan or a base-rate loan. Both types of loans bear interest at a reference rate plus a margin that varies with the amount of borrowings outstanding under the Credit Facility. The reference rate for SOFR loans is equal to SOFR as published by the Federal Reserve Bank of New York, adjusted for the borrowing term, plus 2.50%, which is referred to as Adjusted Term SOFR. Effective October 31, 2025, Adjusted Term SOFR was amended to remove the additional 0.10% "adjustment" to the underlying SOFR reference rate. The reference rate for base rate loans is the highest of (a) Wells Fargo’s prime commercial lending rate for that day, (b) the Federal Funds Rate in effect on that day plus 0.50%, and (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%. As of September 30, 2026 and December 31, 2025, the applicable margin for the base rate loans ranged from 1.50% to 2.50%, and the margin for SOFR loans ranged from 2.50% to 3.50%.
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
The weighted-average interest rate of the Credit Facility was 6.59% during the nine months ended September 30, 2026 and 7.03% during the year ended December 31, 2025. Accrued interest is payable at the end of each calendar quarter or at the end of each interest period, unless the interest period is longer than 90 days, in which case interest is payable at the end of every 90-day period. The Credit Facility is secured by substantially all of the Partnership’s oil and natural gas production and assets.
The Credit Facility contains various limitations on future borrowings, leases, hedging, and sales of assets. Additionally, the Credit Facility requires the Partnership to maintain a current ratio of not less than 1.0:1.0 and a ratio of total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization, and Exploration) of not more than 3.5:1.0. Distributions are not permitted if there is a default under the Credit Facility (including the failure to satisfy one of the financial covenants), if the availability under the Credit Facility is less than 10% of the lenders' commitments, or if total debt to EBITDAX is greater than 3.0:1.0. As of September 30, 2026, the Partnership was in compliance with all financial covenants in the Credit Facility.
The aggregate principal balance outstanding was $195.0 million and $154.0 million at September 30, 2026 and December 31, 2025, respectively. The unused portion of the available borrowings under the Credit Facility, after giving effect to outstanding letters of credit, was $179.6 million and $221.0 million at September 30, 2026 and December 31, 2025, respectively.

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
Litigation
From time to time, the Partnership is involved in legal actions and claims arising in the ordinary course of business. The Partnership believes existing claims as of September 30, 2026 will be resolved without material adverse effect on the Partnership’s financial condition or operations.
NOTE 8 - INCENTIVE COMPENSATION
The table below summarizes incentive compensation expense recorded in the general and administrative expenses in the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cash—short and long-term incentive plans	$2,954	$937	$6,925	$3,458
Equity-based compensation—restricted common units	1,272	1,043	3,588	3,178
Equity-based compensation—restricted performance units	1,229	615	3,770	2,395
Board of Directors incentive plan	552	550	1,726	1,650
Total incentive compensation expense	$6,007	$3,145	$16,009	$10,681
For the nine months ended September 30, 2026, the Partnership repurchased 162,066 common units at a weighted average price of $14.41 per unit for the purpose of satisfying tax withholding obligations upon the vesting of certain long-term incentive equity awards held by the Partnership's executive officers and certain other employees. Specifically, when an employee's equity award vests, the Partnership withholds a portion of the units to cover the employee's tax liability.
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
The Series B cumulative convertible preferred units had a carrying value of $300.5 million, including accrued distributions of $7.4 million, as of September 30, 2026 and December 31, 2025.
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

BLACK STONE MINERALS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per unit amounts)
NET INCOME	$52,368	$91,729	$171,998	$227,705
Distributions on Series B cumulative convertible preferred units	(7,367)	(7,366)	(22,099)	(22,099)
NET INCOME ATTRIBUTABLE TO THE GENERAL PARTNER AND COMMON UNITS	$45,001	$84,363	$149,899	$205,606
ALLOCATION OF NET INCOME:
General partner interest	$—	$—	$—	$—
Common units	45,001	84,363	149,899	205,606
	$45,001	$84,363	$149,899	$205,606
NUMERATOR:
Numerator for basic EPU - net income attributable to common unitholders	$45,001	$84,363	$149,899	$205,606
Effect of dilutive securities	—	—	—	—
Numerator for diluted EPU - net income attributable to common unitholders after the effect of dilutive securities	$45,001	$84,363	$149,899	$205,606
DENOMINATOR:
Denominator for basic EPU - weighted average common units outstanding (basic)	212,710	211,852	212,560	211,600
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPU - weighted average number of common units outstanding after the effect of dilutive securities	212,710	211,852	212,560	211,600
NET INCOME ATTRIBUTABLE TO LIMITED PARTNERS PER COMMON UNIT:
Per common unit (basic)	$0.21	$0.40	$0.71	$0.97
Per common unit (diluted)	$0.21	$0.40	$0.71	$0.97
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
Common Unit Repurchase Program
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program, terminating its existing $75.0 million program authorized in 2018. The unit repurchase program authorizes the Partnership to make repurchases on a discretionary basis as determined by management, subject to market conditions, applicable legal requirements, available liquidity, and other appropriate factors. The Partnership made no repurchases under this program for the nine months ended September 30, 2026. The program is funded from the Partnership’s cash on hand or through borrowings under the Credit Facility. Any repurchased units are canceled.
NOTE 12 - SUBSEQUENT EVENTS
Distribution
On October 21, 2026, the Board approved a distribution for the three months ended September 30, 2026 of $0.35 per common unit. Distributions will be payable on November 13, 2026 to unitholders of record at the close of business on November 6, 2026.
Acquisitions
Subsequent to September 30, 2026, the Partnership acquired mineral and royalty interests and surface rights in the expanded Shelby Trough area from various sellers for $30.6 million in cash and $2.1 million in common units of the Partnership. The Partnership acquired the surface rights on a strategic tract to secure additional drilling locations in support of the Partnership's development agreements, and the acquisition included additional consideration tied to future production.

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

•the level of drilling activity by our operators, particularly in areas such as the Shelby Trough and Haynesville where we have concentrated acreage positions;

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
As of September 30, 2026, our mineral and royalty interests were located in 41 states in the continental U.S., including all of the major onshore producing basins. These non-cost-bearing interests include ownership in approximately 71,000 producing wells. We also own non-operated working interests, a significant portion of which are on our positions where we also have a mineral and royalty interest. We recognize oil and natural gas revenue from our mineral and royalty and non-operated working interests in producing wells when control of the oil and natural gas produced is transferred to the customer. Our other sources of revenue include mineral lease bonus and delay rentals, which are recognized as revenue according to the terms of the lease agreements.

Recent Developments
Development Activity
As of the end of the third quarter, Adamas Energy ("Adamas") was operating two rigs on our Angelina and San Augustine acreage in the Shelby Trough. During the third quarter, Adamas successfully turned to sales 7 gross (0.7 net) wells. Adamas’s development program remains on track with the development agreements, with a total of 14 wells spud in the previous program year that ended on June 30, 2026. Of these wells, 9 gross (0.9 net) have turned to sales as of September 30, 2026, and 4 gross (0.4 net) are expected to turn to sales during the fourth quarter of 2026, with the remaining well under further evaluation. As of September 30, 2026, Adamas spud 6 of the total 17 wells expected to be drilled in the current program year ending on June 30, 2027.
Our agreement with Revenant Energy ("Revenant") covers 270,000 gross acres in which we currently control approximately 122,000 undeveloped net acres, primarily located in Angelina, Nacogdoches, and San Augustine counties in Texas. The agreement includes minimum annual drilling commitments across three designated areas of interest ("AOIs"), measured by wells drilled in 2026 and completed gross lateral feet beginning in 2027. In September 2026, we entered into an amendment to the agreement that increased the overall 2027 drilling commitment by 7,000 gross lateral feet while extending until 2029 the requirement that a portion of the drilling commitment be completed in a second AOI. For 2026, Revenant is expected to meet its 4-well drilling commitment. As of the end of the third quarter, Revenant was operating one rig and had drilled 2 wells expected to turn to sales by year-end. Revenant spud the remaining 2 wells in early October 2026, with production expected in mid-2027.

In November 2025, we entered into a 220,000 gross acre development agreement with an affiliate of Caturus Energy, LLC ("Caturus") covering acreage primarily in Angelina, Cherokee, Houston, and Nacogdoches counties in Texas, which aims to push the Shelby Trough westward toward the Western Haynesville. Development activity under the original agreement is underway. Caturus drilled a pilot well in Cherokee County in the third quarter of 2026 and, in October 2026, spud its first 2 development wells, which are expected to begin production in the first half of 2027.

In October 2026, we entered into an amended and restated development agreement with Caturus that expands the contract area by 730,000 gross acres to a total of 950,000 gross acres and provides for incremental development commitments across two additional development areas primarily located in Houston, Trinity, and Polk counties in Texas. Consistent with the original agreement, minimum annual drilling commitments are measured in completed lateral feet net to our mineral ownership. The level of gross well activity associated with these commitments depends on well locations, lateral lengths, and our mineral ownership in the acreage developed. Each additional development area includes an initial pilot phase and a multi-year development program designed to ramp activity over time. Development activity in the first additional area is expected to begin with a pilot well by the first quarter of 2028 and, if Caturus elects to proceed following the pilot phase, would be followed by 2 gross wells in 2029 and a ramp to approximately 12 gross wells annually by 2034, as minimum annual drilling commitments increase from 8,000 to 33,600 net lateral feet over the same period. Caturus has the option to initiate development activity in the second additional area and, if elected, would begin with a pilot well by the end of 2031 and, if Caturus elects to proceed following the pilot phase, would be followed by 2 gross wells in 2033 and a ramp to approximately 12 gross wells annually by 2038, as minimum annual drilling commitments increase from 8,000 to 33,600 net lateral feet over the same period. The amended and restated agreement also provides Caturus flexibility to satisfy a portion of its annual development commitments for each development area through drilling in the other development areas, subject to certain minimum annual development requirements within each area.

In the Permian Basin, Blue Arrow Operating is progressing a 25 gross (1.9 net) well development on our acreage in the southern Delaware Basin. As of September 30, 2026, 10 gross (0.9 net) wells had been turned to sales, with the remaining wells expected to come online in the fourth quarter of 2026 and first half of 2027.

For additional information about our Shelby Trough development agreements, please read "Liquidity and Capital Resources - Shelby Trough Development Agreements."
Acquisition Activity
In the third quarter of 2026, consistent with our previously announced acquisition strategy, we acquired $14.6 million of additional (primarily non-producing) mineral and royalty interests. In October 2026, we acquired additional mineral and royalty interests and surface rights in the expanded Shelby Trough area from various sellers for $30.6 million in cash and $2.1 million in common units of the Partnership. We acquired the surface rights on a strategic tract to secure additional drilling locations in support of our development agreements, and the acquisition included additional consideration tied to future production.

From September 2023 through October 2026, we completed $335.5 million of acquisitions, primarily consisting of mineral and royalty interests in the expanded Shelby Trough area.
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
Oil prices increased during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to the conflict with Iran and the closure of the Strait of Hormuz. These developments disrupted global crude oil supply chains, including reduced production levels, damage to oil infrastructure, and significant interruptions to shipping activity. Natural gas prices were lower during the nine months ended September 30, 2026 relative to the prior-year period. Natural gas prices were elevated early in 2026 due to winter weather and tighter inventories but moderated later in the first quarter as weather-related demand subsided. As the year progressed, production growth and additional pipeline infrastructure in the Permian Basin increased market supplies. Expectations for milder winter weather further contributed to lower natural gas prices during the third quarter of 2026.
Given the dynamic nature of commodity markets, we cannot reasonably estimate how long price levels or market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.
The following table reflects commodity prices at the end of each quarter presented:

	2026			2025
Benchmark Prices[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
WTI spot oil ($/Bbl)	$97.18	$70.56	$102.86	$63.17	$66.30	$71.87
Henry Hub spot natural gas ($/MMBtu)	$3.02	3.34	2.88	3.12	3.26	4.11
1 Source: EIA
Rig Count
As we are not the operator of record on any producing properties, drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. In addition to drilling plans that we seek from our operators, we also monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.
The following table shows the rig count at the end of each quarter presented:

	2026			2025
U.S. Rotary Rig Count[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
Oil	455	440	409	424	432	484
Natural gas	135	125	127	117	109	103
Other	9	8	7	8	6	5
Total	599	573	543	549	547	592
1 Source: Baker Hughes Incorporated

Natural Gas Storage
The majority of the production volumes attributable to our interests are derived from natural gas production. Natural gas prices are significantly influenced by storage levels throughout the year. Accordingly, we monitor the natural gas storage reports regularly in the evaluation of our business and its outlook.
Historically, natural gas supply and demand fluctuate on a seasonal basis. From April to October, when the weather is warmer and natural gas demand is lower, natural gas storage levels generally increase. From November to March, storage levels typically decline as utility companies draw natural gas from storage to meet increased heating demand due to colder weather. In order to maintain sufficient storage levels for increased seasonal demand, a portion of natural gas production during the summer months must be used for storage injection. The portion of production used for storage varies from year to year depending on the demand from the previous winter and the demand for electricity used for cooling during the summer months. The U.S. Energy Information Administration ("EIA") estimated that natural gas inventories concluded the injection season in October 2026 at 3.9 Tcf, which is 2% higher than the five-year average.

The following table shows natural gas storage volumes by region at the end of each quarter presented:

	2026			2025
Region[1]	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter
East	840	587	270	832	602	284
Midwest	984	706	350	972	688	364
Mountain	248	230	208	269	228	165
Pacific	295	313	258	302	287	202
South Central	1,048	1,086	775	1,186	1,148	758
Total	3,415	2,922	1,861	3,561	2,953	1,773
1 Source: EIA

LNG Exports

LNG exports averaged 17.0 Bcf per day during the third quarter of 2026, a 13% increase from the 2025 average. The EIA forecasts average exports of 18.2 Bcf per day for the remainder of 2026 and 18.6 Bcf per day for 2027. The EIA forecast reflects assumptions that LNG exports will increase as new LNG export projects begin operations in 2026. While geopolitical developments, including the conflict in Iran, have increased global energy market volatility, their near-term impact on U.S. natural gas prices has been limited given constrained LNG export capacity.
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
Our open derivative contracts consist of fixed-price swap contracts. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts will partially mitigate the effect of lower prices on our future revenue. Our open oil and natural gas derivative contracts as of September 30, 2026 are detailed in Note 4 - Commodity Derivative Financial Instruments to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Pursuant to the terms of our Credit Facility, we are allowed to hedge certain percentages of expected future monthly production volumes equal to the lesser of (i) internally forecasted production and (ii) the average of reported production for the most recent three months.
The Credit Facility allows but does not require us to hedge, using swaps and collars with a term of no more than four years, up to 90% of our expected future volumes for the first 24 months, 70% for months 25 through 36, and 50% for months 37 through 48. As of September 30, 2026, we had hedged a portion of our expected future volumes for the remainder of 2026, 2027, and 2028.
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
Beginning with the year ended December 31, 2025, we revised our definition of Adjusted EBITDA to exclude seismic data acquisition costs, which are included in Exploration expense on our consolidated statements of operations. Comparative amounts for the three and nine months ended September 30, 2025, for each of Adjusted EBITDA and Distributable Cash Flow have been recast to conform to the current period presentation. Management believes this revised definition enhances comparability between periods and reflects the Partnership’s view of seismic data acquisition costs as investments that support the long-term development and value of its mineral and royalty interests.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$52,368	$91,729	$171,998	$227,705
Adjustments to reconcile to Adjusted EBITDA:
Depreciation, depletion, and amortization	10,121	9,900	29,308	28,217
Interest expense	3,935	2,426	11,112	6,093
Income tax expense (benefit)	9	41	69	(36)
Accretion of asset retirement obligations	401	344	1,183	1,013
Seismic data acquisition costs	4,434	1,821	13,209	8,050
Equity-based compensation	3,053	2,208	9,084	7,223
Unrealized (gain) loss on commodity derivative instruments	29,762	(20,372)	46,450	(17,621)
Adjusted EBITDA	104,083	88,097	282,413	260,644
Adjustments to reconcile to Distributable Cash Flow:
Change in deferred revenue	(1)	(1)	(2)	(3)
Cash interest expense	(3,671)	(2,146)	(10,324)	(5,263)
Preferred unit distributions	(7,367)	(7,366)	(22,099)	(22,099)
Distributable Cash Flow	$93,044	$78,584	$249,988	$233,279

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table shows our production, revenue, and operating expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	893	912	(19)	(2.1)%
Natural gas (MMcf)[1]	14,301	14,556	(255)	(1.8)%
Equivalents (MBoe)	3,277	3,338	(61)	(1.8)%
Equivalents/day (MBoe)	35.6	36.3	(0.7)	(1.9)%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$86.95	$62.60	$24.35	38.9%
Natural gas ($/Mcf)[1]	3.15	2.96	0.19	6.4%
Equivalents ($/Boe)	$37.44	$30.01	$7.43	24.8%
Revenue:
Oil and condensate sales	$77,649	$57,091	$20,558	36.0%
Natural gas and natural gas liquids sales[1]	45,053	43,086	1,967	4.6%
Lease bonus and other income	7,177	5,006	2,171	43.4%
Revenue from contracts with customers	129,879	105,183	24,696	23.5%
Gain (loss) on commodity derivative instruments, net	(30,152)	27,287	(57,439)	(210.5)%
Total revenue	$99,727	$132,470	$(32,743)	(24.7)%
Operating expenses:
Lease operating expense	$2,280	$2,753	$(473)	(17.2)%
Production costs and ad valorem taxes	9,503	10,935	(1,432)	(13.1)%
Exploration expense	4,736	2,151	2,585	120.2%
Depreciation, depletion, and amortization	10,121	9,900	221	2.2%
General and administrative	16,470	12,287	4,183	34.0%
Other expense:
Interest expense	$3,935	$2,426	$1,509	62.2%
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
Revenue
Total revenue for the quarter ended September 30, 2026 decreased compared to the quarter ended September 30, 2025. The decrease in total revenue in the third quarter of 2026 is due to losses on our commodity derivative instruments partially offset by increased oil and condensate sales, increased natural gas and NGL sales, and higher lease bonus and other income.
Oil and condensate sales. Oil and condensate sales increased for the quarter ended September 30, 2026 as compared to the corresponding period in 2025 due to increased realized commodity prices, which were partially offset by slightly decreased production volumes. The decrease in oil and condensate production was driven by lower mineral and royalty volumes in the Bakken/Three Forks and the Eagle Ford trends. Our mineral and royalty interest oil and condensate volumes accounted for 95% and 96% of total oil and condensate volumes for the quarters ended September 30, 2026 and 2025, respectively.

Natural gas and natural gas liquids sales. Natural gas and NGL sales increased for the quarter ended September 30, 2026 as compared to the corresponding prior period. The increase between the comparative periods is due to higher realized commodity prices offset by slightly decreased production volumes. The decrease in production was driven by lower royalty interest volumes, primarily within the Bakken/Three Forks and the Eagle Ford trends. Mineral and royalty interest production accounted for 97% and 96% of our natural gas volumes for the quarters ended September 30, 2026 and 2025, respectively.
Gain (loss) on commodity derivative instruments. Consistent with our hedging strategy, we generally enter into commodity derivative instruments in advance of the related production periods. As a result, realized settlements and changes in fair value may vary significantly from period to period as commodity prices change relative to our contract prices. Cash settlements we receive represent realized gains, while cash settlements we pay represent realized losses related to our commodity derivative instruments. In addition to cash settlements, we also recognize fair value changes on our commodity derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves. During the third quarter of 2026, we recognized losses from our commodity derivative instruments compared to recognized gains for the same period in 2025. For the three months ended September 30, 2026, we recognized $0.4 million of realized losses and $29.8 million of unrealized losses from our oil and natural gas commodity contracts, compared to $6.9 million of realized gains and $20.4 million of unrealized gains in the same period in 2025. The unrealized losses on our commodity contracts during the third quarter of 2026 were primarily driven by changes in the forward commodity price curves for oil. The unrealized gains for the same period in 2025 were primarily driven by changes in the forward commodity price curves for natural gas.
Lease bonus and other income. When we lease our mineral interests, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenue can vary substantially between periods because it is derived from individual transactions with operators, some of which may be significant. Lease bonus and other income for the third quarter of 2026 was higher than the same period in 2025. Leasing activity in the Permian Basin comprised the majority of lease bonus and other income for the third quarter of 2026, while the majority of lease bonus and other income in the third quarter of 2025 came from leasing activity in the Permian Basin and the Haynesville/Bossier play.
Operating and Other Expenses
Lease operating expense. Lease operating expense includes recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Lease operating expense decreased for the quarter ended September 30, 2026 as compared to the same period in 2025, primarily due to lower nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. Production taxes include statutory amounts deducted from our production revenues by various state taxing entities. Depending on the regulations of the states where the production originates, these taxes may be based on a percentage of the realized value or a fixed amount per production unit. This category also includes the costs to process and transport our production to applicable sales points. Ad valorem taxes are jurisdictional taxes levied on the value of oil and natural gas minerals and reserves. Rates, methods of calculating property values, and timing of payments vary between taxing authorities. For the quarter ended September 30, 2026, production costs and ad valorem taxes decreased compared to the quarter ended September 30, 2025, primarily due to lower ad valorem tax estimates.
Exploration expense. Exploration expense typically consists of dry-hole expenses, payments for delay rentals where the Partnership is the lessee, and geological and geophysical costs, including seismic costs, and is expensed as incurred under the successful efforts method of accounting. For the quarter ended September 30, 2026, exploration expenses increased compared to the same period in 2025, primarily due to planned expenditures for ongoing proprietary seismic shoots associated with our development programs in the expanded Shelby Trough area.
Depreciation, depletion, and amortization. Depletion is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during a period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. We adjust our depletion rates semi-annually based upon mid-year and year-end reserve reports, except when circumstances indicate that there has been a significant change in reserves or costs. Depreciation, depletion, and amortization increased for the quarter ended September 30, 2026 as compared to the same period in 2025 due to higher depletion rates associated with increased capitalized costs from acquisitions in the expanded Shelby Trough area.
General and administrative. General and administrative expenses are costs not directly associated with the production of oil and natural gas and include expenses such as the cost of employee salaries and related benefits, office expenses, and fees for professional services. For the quarter ended September 30, 2026, general and administrative expenses increased as compared to the same period in 2025, primarily due to higher personnel costs, including $2.9 million of cash compensation and $0.8 million of equity-based compensation, driven by increased headcount and projected outperformance relative to performance targets under our short-term cash incentive plan. The increase in equity-based compensation was also driven by higher costs for performance-based awards due to mark-to-market adjustments reflecting changes in our common unit price during 2026 compared to 2025.
Interest expense. Interest expense increased for the quarter ended September 30, 2026 as compared to the corresponding period in 2025. The increase was due to higher average outstanding borrowings under our Credit Facility.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table shows our production, revenues, pricing, and expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Variance

	(Dollars in thousands, except for realized prices)
Production:
Oil and condensate (MBbls)	2,542	2,491	51	2.0%
Natural gas (MMcf)[1]	42,700	43,119	(419)	(1.0)%
Equivalents (MBoe)	9,659	9,678	(19)	(0.2)%
Equivalents/day (MBoe)	35.4	35.4	—	—%
Realized prices, without derivatives:
Oil and condensate ($/Bbl)	$81.40	$65.43	$15.97	24.4%
Natural gas ($/Mcf)[1]	3.48	3.42	0.06	1.8%
Equivalents ($/Boe)	$36.82	$32.08	$4.74	14.8%
Revenue:
Oil and condensate sales	$206,914	$162,991	$43,923	26.9%
Natural gas and natural gas liquids sales[1]	148,736	147,510	1,226	0.8%
Lease bonus and other income	20,260	16,645	3,615	21.7%
Revenue from contracts with customers	375,910	327,146	48,764	14.9%
Gain (loss) on commodity derivative instruments, net	(67,852)	24,070	(91,922)	(381.9)%
Total revenue	$308,058	$351,216	$(43,158)	(12.3)%
Operating expenses:
Lease operating expense	$6,271	$7,905	$(1,634)	(20.7)%
Production costs and ad valorem taxes	24,811	30,146	(5,335)	(17.7)%
Exploration expense	14,186	9,010	5,176	57.4%
Depreciation, depletion, and amortization	29,308	28,217	1,091	3.9%
General and administrative	49,378	41,383	7,995	19.3%
Other expense:
Interest expense	$11,112	$6,093	$5,019	82.4%
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
Revenue
Total revenue for the nine months ended September 30, 2026 decreased compared to the corresponding prior period. The decrease in total revenue is due to losses on our commodity derivative instruments partially offset by increased oil and condensate sales, increased natural gas and NGL sales, and higher lease bonus and other income.

Oil and condensate sales. Oil and condensate sales during the nine months ended September 30, 2026 increased compared to the corresponding prior period primarily due to higher realized commodity prices and slightly higher production volumes. The increase in oil and condensate production was driven by higher mineral and royalty production in the Permian Basin and Bakken/Three Forks plays. Our mineral and royalty interest oil and condensate volumes accounted for 96% of total oil and condensate volumes for each of the nine months ended September 30, 2026 and 2025.
Natural gas and natural gas liquids sales. Natural gas and NGL sales during the nine months ended September 30, 2026 were flat compared to the corresponding prior period. Both commodity prices and production volumes remained relatively consistent between the comparable periods. Mineral and royalty interest production accounted for 97% and 96% of our natural gas volumes for the nine months ended September 30, 2026 and 2025, respectively.
Gain (loss) on commodity derivative instruments. During the nine months ended September 30, 2026, we recognized losses from our commodity derivative instruments compared to recognized gains for the same period in 2025. In the nine months ended September 30, 2026, we recognized $21.4 million of realized losses and $46.5 million of unrealized losses from our oil and natural gas commodity contracts, compared to $6.5 million of realized gains and $17.6 million of unrealized gains in the same period in 2025. Unrealized losses on our commodity contracts during the nine months ended September 30, 2026 were driven by changes in forward oil price curves, compared to the corresponding period in 2025 when unrealized gains were driven by changes in forward oil and natural gas price curves.

Lease bonus and other income. Lease bonus and other income for the nine months ended September 30, 2026 was higher than the same period in 2025. Leasing activity in the Haynesville/Bossier play and the Permian Basin, as well as proceeds from the surface use waivers on our mineral acreage supporting solar development in Mississippi, accounted for the majority of lease bonus and other income for the nine months ended September 30, 2026, while a substantial portion of the activity in the corresponding period in 2025 came from leasing activity in the Permian Basin and proceeds from surface use waivers on our mineral acreage supporting solar development in Louisiana.
Operating and Other Expenses
Lease operating expense. Lease operating expense decreased for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to a reduction in nonrecurring service-related expenses, including workovers.
Production costs and ad valorem taxes. For the nine months ended September 30, 2026, production costs and ad valorem taxes decreased as compared to the nine months ended September 30, 2025, primarily due to $6.8 million in refunds of production costs from operators, which resulted from settlements for prior period deduction-free lease terms.
Exploration expense. For the nine months ended September 30, 2026, exploration expense increased as compared to the nine months ended September 30, 2025. The increase was primarily driven by purchases of seismic data and planned expenditures for ongoing proprietary seismic shoots associated with our development programs in the expanded Shelby Trough area.
Depreciation, depletion, and amortization. Depreciation, depletion, and amortization increased for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher depletion rates associated with increased capitalized costs from acquisitions in the expanded Shelby Trough area.
General and administrative. For the nine months ended September 30, 2026, general and administrative expenses increased as compared to the same period in 2025, primarily due to higher personnel costs, including $5.2 million of cash compensation and $1.9 million of equity-based compensation, driven by increased headcount and projected outperformance relative to performance targets under our short-term cash incentive plan. The increase in equity-based compensation was also driven by higher costs for performance-based awards due to mark-to-market adjustments reflecting changes in our common unit price during 2026 compared to 2025.
Interest expense. Interest expense increased for the nine months ended September 30, 2026 as compared to the corresponding period in 2025. The increase was due to higher average outstanding borrowings under our Credit Facility.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Our primary uses of cash are for distributions to our unitholders, reducing outstanding borrowings under our Credit Facility, and for investing in our business. The Series B cumulative convertible preferred units are entitled to quarterly distributions based on an annual distribution rate (the "Distribution Rate"), which is subject to adjustment every two years (each, a "Readjustment Date") with the last Readjustment Date on November 28, 2025. The rate set on each Readjustment Date is equal to the greater of (i) the Distribution Rate in effect immediately prior to the relevant Readjustment Date and (ii) the 10-year Treasury Rate as of such Readjustment Date plus 5.5% per annum; provided, however, that for any quarter in which quarterly distributions are accrued but unpaid, the Distribution Rate shall be increased by 2.0% per annum for such quarter. The Distribution Rate was adjusted to 9.8% effective November 28, 2023 and remained the same at 9.8% for the November 28, 2025 Readjustment Date. We have the option to redeem all or a portion (equal to or greater than $100 million) of the Series B cumulative convertible preferred units for a 90-day period beginning on each Readjustment Date at a redemption price of $20.39 per Series B cumulative convertible preferred unit, which is equal to par value. On August 21, 2025, we entered into an agreement with the holders of the Series B cumulative convertible preferred units under which we agreed not to exercise our redemption option and the holders agreed to vote in accordance with Board recommendations and comply with customary transfer and standstill restrictions through November 27, 2027. The next Readjustment Date is November 28, 2027, with the 90-day redemption window extending through February 25, 2028. Depending on market conditions among other factors, we may use funds from the future issuance of common units or other equity securities or debt to redeem some or all of the preferred units. See "Note 9 - Preferred Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
On October 30, 2023, the Board authorized a $150.0 million unit repurchase program which authorizes us to make repurchases on a discretionary basis. The program will be funded from our cash on hand or through borrowings under the Credit Facility. Any repurchased units will be canceled. See "Note 11 – Common Units" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. As of September 30, 2026, we had not made any repurchases under the program.

Cash Flows
The following table shows our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change

	(in thousands)
Cash flows provided by operating activities	$257,902	$245,067	$12,835
Cash flows used in investing activities	(74,862)	(63,391)	(11,471)
Cash flows used in financing activities	(179,027)	(178,027)	(1,000)
Operating Activities. Our operating cash flows are dependent, in large part, on our production, realized commodity prices, derivative settlements, lease bonus revenue, and operating expenses. Cash flows provided by operating activities increased for the nine months ended September 30, 2026 as compared to the same period of 2025. The increase was primarily driven by higher oil sales due to increased realized oil prices in the nine months ended September 30, 2026. The overall increase was partially offset by higher cash paid for the settlement of commodity derivatives.
Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2026 increased as compared to the same period of 2025. The increase was primarily due to higher expenditures for acquisitions of oil and natural gas properties and leasehold costs, and purchases of other property and equipment in the nine months ended September 30, 2026 compared to the same period of 2025.
Financing Activities. Net cash used in financing activities remained consistent for the nine months ended September 30, 2026 as compared to the same period of 2025. The decrease in distributions paid to common unitholders for the nine months ended September 30, 2026, compared to the same period of 2025, was partially offset by lower net borrowings under our Credit Facility.
Development Capital Expenditures
Expenditures for drilling, completion, and recompletion activities associated with our non-operated working interests were $0.4 million during the nine months ended September 30, 2026. We also spent $10.6 million to acquire leases in areas around our drilling programs during the nine months ended September 30, 2026.
Acquisitions
During the nine months ended September 30, 2026, we acquired mineral and royalty interests that consisted primarily of unproved oil and natural gas properties in the expanded Shelby Trough from various sellers for an aggregate of $63.3 million, including capitalized direct transaction costs. The consideration paid consisted of $60.5 million in cash, funded with borrowings under our Credit Facility and funds from operating activities, and the issuance to the sellers of common units of the Partnership with an aggregate fair value of $2.8 million on the respective acquisition dates. Our commercial strategy includes the continuation of meaningful, targeted mineral and royalty acquisitions to complement our existing positions.
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
Adamas Joint Exploration Agreements
We have two JEAs with Adamas, covering a portion of our acreage in Angelina County and San Augustine County in East Texas. The agreements provide for a combined annual minimum drilling commitment of 16 wells across both contract areas.
Adamas drilled a total of 14 wells during the previous program year that ended on June 30, 2026 and applied 2 of its 10 banked wells toward its commitment. As of September 30, 2026, 9 of those wells had turned to sales, 4 are expected to begin production during the remainder of 2026, and the remaining well is under further evaluation. As of September 30, 2026, Adamas spud 6 of the total 17 wells expected to be drilled in the current program year ending on June 30, 2027.
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

In November 2025, we entered into an amendment to the JEA that maintained the original 6-well commitment for Program Year 1 and converted the drilling commitments for subsequent program years to completed gross lateral-foot commitments at a ratio of one well per 7,000 lateral feet.

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

In September 2026, we entered into an amendment to the JEA that increased the overall Program Year 2 drilling commitment by 7,000 gross lateral feet and extended until Program Year 4 the requirement that 7,000 gross lateral feet of the drilling commitment be completed in AOI 2.

The table below summarizes the minimum gross lateral-foot drilling commitments under the amended agreement, following Program Year 1:

Revenant Drilling Commitments[1]
Program Year	Calendar Year	AOI 1	AOI 2	AOI 3	Total Gross Lateral Feet
2	2027	70,000	—	—	70,000
3	2028	70,000	—	—	70,000
4	2029	84,000	14,000	14,000[2]	112,000
5 and thereafter	2030 and beyond	105,000	35,000	21,000	161,000
1 Lateral feet drilled in any AOI may be used to satisfy drilling commitments in other AOIs, except for 7,000 gross lateral feet of the AOI 2 commitment in Program Year 4, which must be drilled in AOI 2.

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
In October 2026, we entered into an amended and restated JEA with Caturus that added two development areas, primarily located in Houston, Trinity, and Polk counties in Texas. Caturus has the option to initiate development activity in the second additional development area. The amended agreement also provides Caturus flexibility to satisfy a portion of its annual development commitments for each development area through drilling in the other development areas, subject to certain minimum annual development requirements within each area.

The table below summarizes the minimum net lateral-foot drilling commitments for the original development area:

Caturus Drilling Commitments
Program Year	Calendar Year	Net Lateral Feet
1	2026	6,000
2	2027	12,000
3	2028	12,600
4	2029	16,800
5	2030	21,000
6 and thereafter	2031 and beyond	25,200

The table below summarizes the minimum net lateral-foot drilling commitments for the first additional development area:

Caturus Drilling Commitments
Program Year	Calendar Year	Net Lateral Feet
1	2029	8,000
2	2030	16,000
3	2031	16,800
4	2032	22,400
5	2033	28,000
6 and thereafter	2034 and beyond	33,600

The table below summarizes the minimum net lateral-foot drilling commitments for the second additional development area, which Caturus has the option to initiate:

Caturus Drilling Commitments
Program Year	Calendar Year	Net Lateral Feet
1	2033	8,000
2	2034	16,000
3	2035	16,800
4	2036	22,400
5	2037	28,000
6 and thereafter	2038 and beyond	33,600
Credit Facility
We maintain a senior secured revolving credit agreement, as amended (the "Credit Facility"). The Credit Facility has an aggregate maximum credit amount of $1.0 billion and terminates on October 31, 2030. The commitment of the lenders equals the least of the aggregate maximum credit amount, the then-effective borrowing base, and the aggregate elected commitment, as it may be adjusted from time to time. The amount of the borrowing base is redetermined semi-annually, usually in April and October. We reaffirmed the borrowing base in April 2025, October 2025, April 2026 and October 2026 at $580.0 million. After each redetermination, we elected to maintain cash commitments under the Credit Facility at $375.0 million. The next semi-annual redetermination is scheduled for April 2027.
We are subject to various affirmative, negative, and financial maintenance covenants which pose limitations on future borrowings, leases, hedging, and sales of assets. As of September 30, 2026, we were in compliance with all debt covenants.
See "Note 6 – Credit Facility" to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Material Cash Requirements
As of September 30, 2026, there have been no material changes to our material cash requirements previously disclosed in our 2025 Annual Report on Form 10-K.
Critical Accounting Policies and Related Estimates
As of September 30, 2026, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2025 Annual Report on Form 10-K.
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

Based upon our open commodity derivative positions at September 30, 2026, a hypothetical $1 per barrel increase or decrease in the NYMEX WTI strip price would result in an increase or decrease of approximately $3.3 million in the fair value of our oil derivative contracts. Similarly, a hypothetical $0.10 per MMBtu increase or decrease in the NYMEX Henry Hub natural gas strip price would result in an increase or decrease of approximately $5.3 million in the fair value of our natural gas derivative contracts. These hypothetical changes in fair value could result in a gain or loss depending on whether commodity prices increase or decrease.

Commodity prices have been historically volatile based upon the dynamics of supply and demand. To estimate the effect lower prices would have on our reserves, we applied a 10% discount to the SEC commodity pricing for the three months ended September 30, 2026. Applying this discount results in an approximate 1.2% reduction of proved reserve volumes as compared to the undiscounted September 30, 2026 SEC pricing scenario.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2026, we had eight counterparties, all of which were rated BBB or better by S&P Global Ratings and are lenders under our Credit Facility.
Our principal exposure to credit risk results from receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
We have exposure to changes in interest rates on our indebtedness. During the nine months ended September 30, 2026, we had $196.7 million weighted average outstanding borrowings under our Credit Facility, bearing interest at a weighted average interest rate of 6.59%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $1.5 million for the nine months ended September 30, 2026, assuming that our indebtedness remained constant throughout the period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In October 2026, we closed on purchases of certain mineral and royalty interests and surface rights in East Texas from various sellers using, in part, an aggregate of 144,079 common units valued at $2.1 million to fund the purchases.
The issuance of the common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.7	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Black Stone Minerals, L.P., dated as of April 22, 2020 (incorporated herein by reference to Exhibit 3.1 of Black Stone Minerals, L.P.'s Current Report on Form 8-K filed on April 24, 2020 (SEC File No. 001-37362)).

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

BLACK STONE MINERALS, L.P.

	By:	Black Stone Minerals GP, L.L.C., its general partner

Date: November 3, 2026	By:	/s/ Fowler T. Carter
Fowler T. Carter
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ H. Taylor DeWalch
H. Taylor DeWalch
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Chris R. Bonner
Chris R. Bonner
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)